Form 10-Q
period 1995-03-31
TASA PRODUCTS LTD
filed 1995-08-11
CIK 318346

Commission File Number:    0-9773

                         TASA PRODUCTS LIMITED
          (Exact name of registrant as specified in it's charter)

            Washington                          91-1121874
    (State or other Jurisdiction of        (IRS Employer ID No.)
    incorporation or organization)

                     14508 SE 51st, Bellevue, WA  98006
             (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (206) 746-6761



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:   X               No:

                     DOCUMENTS INCORPORATED BY REFERENCE

    Form S-1, TASA Products Limited, Commission File No. 0-9773, but excluding the balance sheet of TASA Products Limited together with the report of independent certified public accountants, is incorporated by reference.


                       PART I - FINANCIAL INFORMATION

    Item 1:    Financial Statements

    See Appendix A

    Item 2: Management's Discussion and Analysis of the Financial Condition and Results of Operations

    Modest sales, amounting to about $32,300, were made by LINC
    Technology Corporation in the first quarter of 1995. The portion of sales subject to royalties was $12,745; the accrued royalties were $298.58.

    The partnership originally had licensed the manufacturing and sale of its products to Communications Research Corporation, (CRC) a subsidiary of Energy Sciences Corporation, (ESC). ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets, primarily amounts owed to ESC by the partnerships and the rights to produce electronic products at CRC, were repossessed by the sole secured creditor of ESC, Mr. Thomas Murphy. A new company was formed in September 1988, called LINC Technology Corporation. The company is owned, at present, by Messrs. Maes, Steffey, and Nichols in the amount of 19% each; Mr. Murphy owns 10% and the balance of 33% is owned by outside investors. Mr. Nichols resigned from LINC in August 1991, but remains a stockholder. LINC has been initially privately financed with $49,000 of cash to pursue a variety of opportunities in electronics and data communications. LINC believes that a market remains for some of the partnerships' products. Initial emphasis is on LCM and DOVE. A license has been entered into between the partnership and LINC, similar in terms to that which existed with CRC, with the exception that in return for elimination of most of the debt owed by the partnerships to ESC, (and now, therefore, Mr. Murphy), and in recognition of the need to attract more capital for LINC, the royalty to be paid the partnerships is set at 5% of gross sales, (compared to the prior formula, ranging from 10% down to 6%). The new royalty is divided between partnerships in the case of joint ownership of rights, such as the case with DOVE, for example. All royalties were deferred for three years from September 1988 in order to allow LINC to build its working capital. Starting in September 1991, royalties are 1% of gross sales for twelve months, 3% of gross sales for the next twelve months and 5% thereafter.

    LINC Technology Corporation's address is 6855 176th Ave NE, #252, Redmond, WA 98052 and telephone 206-882-2206. Modest sales continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications.
    There can be no guarantee that LINC will be successful, that capital can be obtained or that sufficient sales will result so that any significant royalties will be paid to the partnership.

    LINC filed a registration statement with the State of Washington, under the ULOR provision, for sale of up to $450,000 worth of its common stock, which became effective May 9, 1989. No stock was sold under the offering and it was withdrawn on May 10, 1990. LINC intends to continue to pursue either public or private financing, but there can be no assurance that such financing will be available.

                       PART II - OTHER INFORMATION

    Item 1:    Legal Proceedings

    The staff of the Securities and Exchange Commission's Division of Enforcement recommended to the Commission that it authorize the staff to file a civil injunction action against the Partnership and Messrs. Maes and Steffey to require timely filing of reports with the commission. Such an injunction was entered on June 25, 1986. All subsequent reports have been timely filed.

    On October 16, 1989 the U.S. Bankruptcy Court ordered the conversion of the partnership's Chapter 11 to a Chapter 7. On May 11, 1990, the partnership filed an amended motion to dismiss the Chapter 7. The motion was granted on June 21, 1990 and the partnership is no longer in bankruptcy.

    Item 2:  Changes In Securities: None

    Item 3:  Defaults Upon Senior Securities: None

    Item 4:  Submission Of Matters To A Vote Of Security Holders: None

    Item 5:  Other Information: None

    Item 6:  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K

          a) Documents filed as part of this Report: Unaudited financial statement.

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             MARCH 31, 1995
                              (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                              299
                                                    --------
            TOTAL CURRENT ASSETS               $      299

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                                    --------
            TOTAL ASSETS                       $      299


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                                    --------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Affiliates                         109,443
    Interest Payable                              875,376
    Notes Payable                               1,400,000

                                                ------------
            TOTAL LIABILITIES                   2,384,819

    Partners' Capital                          (2,384,520)
                                                ------------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                      299


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               MARCH 31, 1995
                                (UNAUDITED)


    Royalty Revenue                                   $ 299

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $ 299



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               MARCH 31, 1995
                                (UNAUDITED)


    Net Cash Provided By Operating Activities            $ 0

    Net Cash Used By Investing Activities                  0

    Net Cash Provided By Financing Activities              0
                                                          -----
    Net Increase In Cash                                 $ 0

      Cash At Beginning Of Period                        $ 0
                                                         ------
      Cash At End Of Period                              $ 0




                            SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TASA PRODUCTS LIMITED
                                     (Registrant)

         05/11/95           Michel E. Maes, General Partner
           Date               (Signature)