Form 10-Q
period 1995-06-30
TASA PRODUCTS LTD
filed 1995-08-15
CIK 318346

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

    Modest sales, amounting to about $36,400, were made by LINC
    Technology Corporation in the second quarter of 1995. The portion of sales subject to royalties was $9,610; the accrued royalties were $290.70.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             JUNE 30, 1995
                              (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                              590
                                                    --------
            TOTAL CURRENT ASSETS               $      590

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                                    --------
            TOTAL ASSETS                       $      590


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                                    --------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Affiliates                         109,443
    Interest Payable                              875,376
    Notes Payable                               1,400,000

                                                ------------
            TOTAL LIABILITIES                   2,384,819

    Partners' Capital                          (2,384,229)
                                                ------------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                      590


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 1995
                                (UNAUDITED)


    Royalty Revenue                                   $ 291

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $ 291



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 1995
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

         08/10/95           Michel E. Maes, General Partner
           Date               (Signature)