Form 10-K
period 1995-12-31
TASA PRODUCTS LTD
filed 1996-03-29
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1995

    Commission File Number:    0-9773

                         TASA PRODUCTS LIMITED
          (Exact name of registrant as specified in it's charter)

       Washington                           91-1121874
    State or other Jurisdiction of         (IRS Employer ID No.)
    incorporation or organization

                     14508 SE 51st, Bellevue, WA  98006
             (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (206) 746-6761

    Securities registered pursuant to Section 12(b) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X               No

                     DOCUMENTS INCORPORATED BY REFERENCE

    Form S-1, TASA Products Limited, Commission File No. 2-68566, but excluding the balance sheet of TASA Products Limited together with the report of independent certified public accountants, is incorporated by reference in Items 1, 5, 11 and 13.

    Exhibit Index Pgs.  9 to 17





    Item 1:  Description of Business

    TASA PRODUCTS LIMITED (hereinafter call the "Partnership"), is a Washington State limited partnership organized as of June 19, 1980 for the purpose of acquiring the rights in a group of related electronic products and developing these products further to a point where they could be commercially produced and marketed. The Partnership conducts no other business. Michel E. Maes and James R. Steffey are General Partners, and may remain as General Partners for the life of the Partnership unless removed pursuant to the Partnership Agreement. The sale of the Limited Partnership Interests in the Partnership were made pursuant to Registration Statement No. 2-68566 filed with the Securities and Exchange Commission and declared effective on November 7, 1980. The purchasers of said Limited Partnership Interests for Phases 1, 2, 3, 4, 5 and 6 of the Partnership are the Limited Partners of the Partnership as of December 31, 1981.

    The Partnership's business is more fully described under the caption "Projects of the Partnership" in the Prospectus forming a part of the Registration Statement described above (hereinafter called the "Prospectus"), which, except for the balance sheet and report of accountants contained herein, is incorporated herein by this reference for all purposes.

    The Partnership has no employees. The partnership originally licensed the manufacture and sale of its products to Communications Research Corporation, (CRC), a subsidiary of Energy Sciences Corporation, (ESC). The Partnership subsequently has licensed LINC Technology Corporation, an affiliate of the General Partners, as more fully described in Item 7 below. TASA's principal products currently being sold by LINC are the Data Over Voice Encoder, (DOVE), and Line Carrier Modem, (LCM).

    Item 2:    Properties

    The Partnership does not have any principal plants or physical properties.

    Item 3:    Legal Proceedings

    The staff of the Securities and Exchange Commission's Division of Enforcement recommended to the Commission that it authorize the staff to file a civil injunctive action against Energy Sciences Corporation, Michel E. Maes, James R. Steffey, and the Partnership to require timely filing of reports with the commission. Such an injunction was entered on June 25, 1986. All subsequent reports have been timely filed.

    On April 29, 1986, TASA Products Limited and Energy Sciences Corporation filed petitions for reorganization under Chapter 11 of the Bankruptcy Laws. The Petitions were filed in the United States Bankruptcy Court for the Western District of Washington, at Seattle, as Case No.'s 86-02993-Wll and 86-02994-Wll.

    Energy Sciences Corporation was dismissed from Chapter 11 on May 13, 1988. ESC had financial dealings and intercompany transactions with the partnership. The assets of ESC, which included amounts owed by the partnership to ESC and the license rights to manufacture and market the partnership's products granted by the partnership to a subsidiary of ESC, were foreclosed upon by the sole secured creditor of ESC, the law firm of Murphy, Elgot & Moore, but the full effect on the partnership has not yet been determined. (See item 7 below).

    On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7. Mr. Ronald Brown of Leach, Brown & Andersen, Seattle Washington, was appointed trustee. On May 11, 1990, the General Partners of the partnership filed an ammended motion to dismiss the Chapter 7. This motion was granted and the partnership is no longer in bankruptcy..

    Item 4:    Submission of Matters to a Vote of Security Holders

               None

    Item 5: Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

               (a) There is no market for the Securities of the Registrant.

               (b) There are 588 investor limited partners as of December 31, 1995.

               (c) The partnership does not pay dividends. Royalties, based on a percentage of gross sales of the partnership products, if any, made by a licensee of the partnership's products are to be distributed to the partners, less reserves and payments for partnership operating, maintenance and reporting expenses as determined by the General Partners. Under terms of the present license agreement in place, royalties were owed on amounts collected by the licensee on sales made after September 1991 to be accrued and paid in the following accounting quarter starting with the first quarter of 1992. See Item 7 below.

    Item 6:    Selected Financial Data

    TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 1995 is a follows:

      Royalty Revenues                                       $   0.00
      Other Revenues                                             0.00
      Loss from Continuing Operations (Reporting Expenses)  ($   0.00)
      Net Income per Partnership Unit                            0.00

      Total Assets                                           $   0.00
      Long Term Obligations                             $2,384,819.00

      Royalty Payments to Partners per Unit                      0.00


    Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

    The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, no sales were subject to royalties in 1995. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1995. There has been no change in the net assets.

    When ESC's bankruptcy was dismissed in May 1988, all remaining assets were repossesed by the sole secured creditor of ESC, Murphy, Elgot & Moore, represented by Mr. Thomas Murphy. These assets are primarily amounts owed to ESC by the partnerships and the rights to produce electronics products at CRC. The General Partners began discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on plans to recommercialize the electronic products. They were joined by Mr. Keith Nichols, who had purchased a portion of the electronics inventory from CRC when ESC was still in Chapter 11. After conducting preliminary market research and reaching a basic understanding with Mr. Murphy, a new company was formed in September 1988, called LINC Technology Corporation. The company is owned, at present, by Messrs. Maes, Steffey, and Nichols in the amount of 19% each; Mr. Murphy owns 10% and the balance of 33% is owned by outside investors. Mr. Nichols left the company in 1991 and is no longer an active participant, but remains a stockholder. LINC was formed, and was initially privately financed with $49,000 of cash, plus donated time, to pursue a variety of opportunities in electronics and data communications. LINC believes that a market remains for the partnership's products. Continued emphasis is on LCM and DOVE.

    The Partnership made only one attempt to negotiate a license for its products following the dissolution of Energy Sciences Corporation and its subsidiary, Communications Research Corporation (the initial licensee), in 1988. A non-affiliated company had been formed in 1987 called CRC, Inc., of which Mr. Keith Nichols was a co-founder and partner. (As described above, Mr. Nichols was subsequently a co-founder of LINC Technology Corporation in 1988, along with Mr. Steffey and Mr. Maes, general partners of the partnership). CRC, Inc. purchased inventory of the partnership's products in 1987 from the Energy Sciences Corporation Trustee. Because there are no patents or trade secrets covering any of the partnerships products, the owners of CRC, Inc. felt no responsibility to pay royalties to the partnership (and had no legal obligation to do so) when the issue was discussed with them. It was felt that this would be the case with any outside third party the general partners might approach. When Mr. Nichols expressed a desire to pursue the market more aggressively than CRC, Inc. was doing, Mr. Steffey and Mr. Maes proposed the formation of LINC Technology Corporation with the understanding that LINC would pay royalties on partnership products in the future. LINC was formed and Mr. Nichols subsequently sold the inventory of partnership products he owned personally to LINC for ultimate resale to outside customers. The royalty arrangement arrived at between the partnership and LINC was modeled after one negotiated with New Detonics Manufacturing Corporation (NDMC) for a group of affiliated partnerships, as part of the sale of assets of another Energy Sciences Corporation subsidiary, Detonics Manufacturing Corporation to NDMC. That royalty arrangement called for 4% royalties and a four year deferment.

    The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period.
    The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses.  Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology
    Corporation have been generated and collected.  At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership),
    Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After
    such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second
    lump sum of $15,000.00 is due, and so forth.   LINC Technology
    Corporation will be responsible for periodic mailings to the partnership at its expense. Bases on IRS regulations, no partnership 1065 tax returns and K-1s will have to be filed or issued until the royalty accrues.

    LINC Technology Corporation's address is 6855 176th Ave NE, #252, and telephone 206-882-2206. LINC Technology Corporation also uses the DBA of DATA-LINC Group.

    As previously reported, one remaining item from the dismissal of Energy Sciences Corporation's bankruptcy is the residual amount owed to ESC by the partnership, and now to the law firm of Murphy & Elgot. The general partners expect to settle the matter by the payment to Murphy & Elgot of a small percentage of the partnership's overall royalty cash flow.

    The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be assured, and remains difficult. Total sales at LINC in 1995 were still a modest $249,000.00 compared to $155,000.00 for 1994 and
    $125,000.00 for 1993. Only about $60,000.00 of LINCs sales were on products licensed from the partnership.

    Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales for calender 1996 can not be predicted but are expected to remain modest. LINC has limited working capital and is not able to do advertising. LINC relies on Manufacturers Representatives to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing effort remains on industrial data communications


    Item 8:    Financial Statements and Supplementary Data

               (a) Unaudited financial statements, submitted in accordance with Reg. 210.3-11 of Regulation S-X, are attached as Exhibit 1 and are herein incorporated by reference.

    Item 9:    Disagreements on Accounting and Financial Disclosure
               Matters

    TASA has no independent accountant at present.

                             PART III

    Item 10:   Directors and Executive Officers of the Registrant

    The Partnership has no directors or officers. Management of the Partnership is vested in the General Partners. The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is set forth below.

    Michel E. Maes, age 58, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

    James R. Steffey, age 59, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

    Item 11:   Executive Compensation

    The Partnership has no directors, officers or employees and thus pays no direct compensation. The General Partners were paid a one-time management fee in 1982. The General Partners and their affiliates received certain compensation as described in the table "Compensation and Fees to General Partners and Affiliates" in the Prospectus which is hereby incorporated by reference.


    Item 12:   Security Ownership of Certain Beneficial Owners and
               Management

               (a) The only outstanding voting securities of the Limited Partnerships are those Limited Partnership interests owned by the investors or their successors in interest. No single person owns 5% or more.

               (b) The General Partners hold no limited partnership interests. However, they have interests in Profits and Losses and Cash Available for Distribution of 5%. The interest in Cash Available for Distribution is subordinated to the Limited Partners' receipt of distributions equal to their capital contributions.

               (c) There are no agreements or arrangements known which could affect control of TASA.

    Item 13:   Certain Relationships and Related Transactions

    As described in the prospectus, TASA was a party to several contracts with affiliates of the Limited Partners which resulted in compensation to the General Partners. See "Compensation and Fees to the General Partners and Affiliates" and "Certain Transactions" in the Prospectus, which hereby is incorporated herein by reference. Also see Item 7 above.

                              PART IV

    Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          a)   Documents filed as part of this Annual Report:
               Unaudited financial statements, filed in accordance with Reg. 210.3-11 of Regulation S-X.

          b)   Reports on Form 8-K:
               None




                             SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Registrant:   TASA PRODUCTS LIMITED

            By:                                    Date:

                  Michel E. Maes, General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

            By:                                    Date:

                  Michel E. Maes, General Partner

    Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

    No annual reports or proxy materials have been or will be sent to security holders.











                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1995 AND 1994
                                (UNAUDITED)


                                                 12/31/95      12/31/94

    ASSETS

    Current Assets:
    Cash                                      $      .00           .00
    Royalties Receivable                             .00       1569.00
                                                    __            __

            TOTAL CURRENT ASSETS               $    0.00       1569.00

    Intangible Assets Less Amortization              .00           .00
    Receivable from Affiliates Less Allowance        .00           .00

            TOTAL ASSETS                            0.00       1569.00


    LIABILITIES AND PARTNERS' EQUITY

    Current Liabilities:
    Accounts Payable                           $     .00       1569.00
    Taxes Payable                                    .00           .00
    Reporting Reserve                                .00           .00



            TOTAL CURRENT LIABILITIES                .00        1569.00

    Payable to Affiliates                     109,443.00     109,443.00
    Interest Payable                          875,376.00     875,376.00
    Notes Payable                           1,400,000.00   1,400,000.00
                                                __              __

            TOTAL LIABILITIES               2,384,819.00   2,386,388.00

    Partners' Capital                      (2,384,819.00) (2,384,819.00)
                                                __               __

    TOTAL LIABILITIES AND PARTNER'S EQUITY           .00            .00

    The accompanying notes are an integral part of the financial statements



                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1995, 1994 & 1993
                               (UNAUDITED)


                                       12/31/95       12/31/94       12/31/93

    Revenue
    Royalty Revenue                  $     0.00        1569.00        2833.00
    Other Revenue                           .00            .00            .00
                                        __             __            _

            TOTAL REVENUE                  0.00        1569.00        2833.00

    Costs and Expenses:
    Bank Charges                            .00            .00            .00
    Commissions                             .00            .00            .00
    Filing Fee for 10-K                     .00         250.00         250.00
    Operating Expense  (Reporting)          .00        1319.00        1258.00
    Reporting Reserve                       .00            .00        1325.00
    Professional Fees                       .00            .00            .00
    Supplies                                .00            .00            .00
    Taxes                                   .00            .00            .00
                                        __             __          __

            TOTAL COSTS AND EXPENSES       0.00        1569.00        2833.00

    Net Income (Loss)                       .00            .00            .00

    The accompanying notes are an integral part of the financial statements




                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 1995, 1994, & 1993
                                   (UNAUDITED)




                                        12/31/95    12/31/94        12/31/93

    Net Cash From Operating Activities    $  .00         .00             .00
    Net Cash Used By Investing Actvts.       .00         .00             .00
    Net Cash From Financing Actvts           .00         .00             .00
    Net Increase In Cash                     .00         .00             .00
       Cash At Begining of Period            .00         .00             .00
       Cash At End Of Period                 .00         .00             .00





                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1995, 1994 & 1993
                                   (UNAUDITED)


                                        12/31/95       12/31/94       12/31/93


    Contributions by Partners                .00            .00            .00

    Capital Withdrawals                      .00            .00            .00

    Syndication Costs                        .00            .00            .00

    Accumulated Surplus (Deficit)  (2,384,819.00) (2,384,819.00) (2,384,819.00)

    Net Income (Loss)                        .00            .00            .00



    Partners' Capital (Deficit)    (2,384,819.00) (2,384,819.00) (2,384,819.00)




    The accompanying notes are an integral part of the financial statements






                         TASA PRODUCTS LIMITED
                (a Washington State limited partnership)
                    NOTES TO THE FINANCIAL STATEMENTS


    1.  Partnership Organization and Operations

    TASA Products Limited, a Washington State limited partnership ("the partnership"), was formed on June 19, 1980 for the purpose of raising certain capital through the public offering of Limited Partnership interests (4,100 units; $1,000 per unit), and acquiring the rights to and conducting research and development with respect to a group of electronic products. Subsequently, the Partnership commenced limited manufacturing and marketing activities for certain products. The Partnership shall continue for a period of thirty (30) years from the date of organization unless the Partnership is sooner dissolved according to the provisions of the Amended Certificate of Limited Partnership and Agreement. The Partnership has two general partners and limited partners comprised of certain investor groups.

    Research and development was completed and sales of products began. For admission to the Partnership, an investor was assigned to a group (one group is associated with each phase), based on the timing of receipt of the contribution. Sale of all of the 4,100 limited partnership units was completed in 1981. The units of the Partnership are nonassessable.

    Partners' Capital

    Initial contributions aggregating $4,100,00 were made by the Limited Partners. The General Partners have not and will not make any capital contributions. Partners share in income or loss of the partnership as set forth below.

    Allocation of Income, Loss and Cash Distributions

    The loss attributable to the research and development efforts of each phase was allocated to the partners included in such phase as follows:

             Limited Partners, pro rata                 98%
             General Partners                            2%

    All income and/or loss attributable to the operations after the research and development program has been completed, including revenues derived from the sale or other disposition of any rights or interest, shall be allocated as follows:

             Limited Partners, all groups, pro rata     98%
             General Partners                            2%

    The Limited Partners shall receive one hundred percent of the cash available for distribution, until such time as the Limited Partners


    1.  Partnership Organization and Operations, continued

    have received in distribution an amount equal to the cumulative capital contributions received from Limited Partners.

    After the Limited Partners have received cash distributions in an amount equal to the cumulative capital contributions received from Limited Partners, the General Partners will receive one hundred percent of the cash available for distribution, until such time as the General Partners have received an amount equal to five percent of the cumulative capital contributions received from Limited Partners.

    Thereafter, the cash available for distribution shall be allocated as follows:

             Limited Partners, all groups, pro rata     95%
             General Partners                            5%

    Upon dissolution of the Partnership, proceeds of the liquidation will be applied in accordance with the terms of the Amended Certificate and Agreement of Limited Partnership in the following order of priority:

         1) To the payment of liabilities of the Partnership and expenses of liquidation;

         2)  To the setting up on any reserves which the General
             Partners may deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership, or of the General Partners, arising out of or in connection with the Partnership;

         3) To the repayment of the Limited Partners' contributions to the capital of the Partnership, plus an amount equal to six percent of the capital contributions per annum cumulative, less the sum of prior distributions to investors from cash available for distribution;

         4) Any balance then remaining shall be apportioned among all the partners as follows:

             Limited Partners, pro rata                 98%
             General Partners                            2%

    Pursuant to the terms of the Partnership Agreement, the General Partners are not required to contribute to the Partnership any deficit in their capital accounts which exist after application of proceeds of liquidation as set forth above.

    The Partnership filed for Bankruptcy protection under Chapter 11 in April 1986. The Chapter 11 was converted to a Chapter 7 by the Bankruptcy Court in October 1989 and then the Bankruptcy was dismissed in June 1990. The dismissal did not involve any discharge of the Partnership's


    1.  Partnership Organization and Operations, continued

    obligations, some of which were accrued property taxes in the amount of under $1,000. These were paid by the General Partners and are now included in the Amounts Payable To Affiliates.

    2.  Significant Accounting Policies

        Basis of Reporting

    The records of the Partnership are maintained using the accrual method of accounting. A substantial portion of the transactions of the Limited Partnership have been, and will continue to be, with the entities affiliated with the General Partners.

             Inventories

    The partnership has no inventories.

             Property and Equipment

    The partnership has no tangable properties.

             Other Assets

    The partnership has no tangable assets.

             Offering Costs

    Offering costs, including sale commissions to brokers for sales of limited partnership interests were charged directly to the respective partners' capital account.

             Income Taxes

    The Partnership is not a tax-paying entity. No provision is made in these financial statements for federal and state income taxes.

             Research and Development Expenses

    Research and development costs paid or accrued under terms of a contract with an affiliated company were charged to expense in the period in which the obligation was incurred.

             Net Loss Attributable to Limited Partners Units

    The net loss attributable to each $1,000 limited partnership unit represents the loss for the period allocated to limited partners divided by the number of partnership units outstanding at the end of the period. The net loss allocated to specific individual units will vary from the amount shown depending on the group to which a limited partner has been assigned.

    3.  Notes and Accrued Interest Payable to an Affiliated Company

    At December 31, 1980, the Partnership executed a promissory note under the terms of a research and development contract. The note in the amount of $1,148,000 bears interest at the rate of eight and one-half percent compounded annually. Upon completion of the Partnership funding in 1981, an additional note of $252,000 with the same terms was executed. The principal and accrued interest was to be paid in full no later than December 31, 1986, and are collateralized by a pledge of certain rights to inventions held by the Partnership. The date for repayment could be extended at the request of the Partnership to December 31, 1993, provided the Partnership has made payments toward the principal and the accrued interest by December 31, 1986. After December 31, 1990, interest shall be at a rate of ten percent compounded annually. Failure of the Partnership to complete payment in full of the entire contract price plus interest on or before December 31, 1986 or such other date if the payment period is extended gives the affiliate the right to foreclose the pledge of the Partnership's ownership interest in the rights to inventions referred to above. In the event the Partnership assigns, licenses or sells its rights to the inventions to any other party, the affiliate retains an interest in any royalties or income from such assignment, license or sale until such time as the note is paid in full.

    Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure was suspended for the years beyond 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. As of March 28, 1995, no final settlement has been reached with the sole secured creditor of the Partnership's affiliate regarding the debt owed by the Partnership.

    4.  Transactions with Related Parties

    A substantial portion of the transactions of the Partnership have been, and are anticipated in the future to be, with the General Partners and their affiliates. Significant transactions with these parties are summarized in the following paragraph.

    Management fees to the General Partners of $18,500 and $84,000 (2.5% of the limited partners' contributions), were incurred in 1981 and 1980, respectively. The fees represent compensation to the General Partners for organization of the Partnership and for expense incurred in connection with the offering of the limited partnership units. The fees were allocated to organization and offering costs.

    An affiliate of the General Partners entered into a fixed price research and development contract with the Partnership. The affiliate received $756,000 (cash of $504,00 and a promissory note in the amount of $252,000), and $3,444,000 (cash of $2,296,000 and a promissory note in the amount of $1,148,000), in 1981 and 1980, respectively, as payment for conducting all present and future research and development of the Partnership. The affiliate's costs for performing the research and development activities included certain general and administrative and overhead costs allocated by its parent company, an affiliate of the General Partners.

    Prior to transferring product rights under the licensing agreement, the Partnership can manufacture and market any products developed. In 1982, the Partnership elected to do so and entered into a manufacturing and marketing agreement whereby the Partnership reimbursed the affiliate for all costs incurred in the manufacturing and marketing activities. In addition, the affiliate would receive 40% of net profits (as defined in the agreement), derived from the manufacture and sale of the products produced under this agreement. Substantially all operating costs of this affiliate have been allocated to the Partnership under this agreement.

    The Partnership has been charged for certain general and administrative services provided by other affiliates of the General Partners. The General Partners have and will provide management, research and development and other technical services to affiliates which provide services to the Partnership. The General Partners are and will be compensated by the affiliated companies for such services.

    A new license agreement has been entered into by the Partnership with a newly created entity, which, as with the prior license, the General Partners are part owners, officers and directors. The General Partners have received and are expected to receive compensation in the future from this entity.


    5.  Commitments and Contingencies

    The Partnership has entered into agreements with several individuals to obtain title to inventions and designs relating to the electronic products the Partnership is developing. Pursuant to the terms of the agreements, the individuals are entitled to royalties received by the Partnership under licensing agreements associated with the products.

    The Partnership has entered into a licensing agreement with an affiliate of the General Partners providing manufacturing and marketing services under which the licensee has, upon transfer of the product rights, the exclusive right to manufacture, use and sell any products successfully developed by the Partnership. The terms of the agreement extend throughout the life of the Partnership. In return for granting this license, the Partnership shall receive royalties from the licensee as set forth in the licensing agreement for its own products. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. (Accounting is done in the quarter following the quarter in which the sales receipts occur). The royalty is divided between partnerships in the case of joint ownership of rights. TASA receives 45% of the 5% royalty from sales of DOVE and 90% of the 5% from sales of LCM.