Form 10-Q
period 1996-03-31
TASA PRODUCTS LTD
filed 1996-05-16
CIK 318346

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

    Modest sales, amounting to about $90,000, were made by LINC
    Technology Corporation in the first quarter of 1996. Of that amount, about $20,000 were sales of products subject to partnership royalty.

    In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00
    is due, and so forth.   LINC Technology Corporation will be
    responsible for periodic mailings to the partnership at its expense. Bases on IRS regulations, no partnership 1065 tax returns and K-1s will have to be filed or issued until the royalty accrues. As a result of this new arrangement, no royalties accrued in this fiscal period.

    The partnership originally had licensed the manufacturing and sale of its products to Communications Research Corporation, (CRC) a subsidiary of Energy Sciences Corporation, (ESC). ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets, primarily amounts owed to ESC by the partnerships and the rights to produce electronic products at CRC, were repossessed by the sole secured creditor of ESC, Mr. Thomas Murphy. A new company was formed in September 1988, called LINC Technology Corporation. The company is owned, at present, by Messrs. Maes, Steffey, and Nichols in the amount of 19% each; Mr. Murphy owns 10% and the balance of 33% is owned by outside investors. Mr. Nichols resigned from LINC in August 1991, but remains a stockholder. LINC has been initially privately financed with $49,000 of cash to pursue a variety of opportunities in electronics and data communications. LINC believes that a market remains for some of the partnerships' products. Initial emphasis is on LCM and DOVE. A license has been entered into between the partnership and LINC, similar in terms to that which existed with CRC, with the exception that in return for elimination of most of the debt owed by the partnerships to ESC, (and now, therefore, Mr. Murphy), and in recognition of the need to attract more capital for LINC, the royalty to be paid the partnerships is set at 5% of gross sales, (compared to the prior formula, ranging from 10% down to 6%). The new royalty is divided between partnerships in the case of joint ownership of rights, such as the case with DOVE, for example. All royalties were deferred for three years from September 1988 in order to allow LINC to build its working capital. Starting in September 1991, royalties are 1% of gross sales for twelve months, 3% of gross sales for the next twelve months and 5% thereafter. The royalty arrangement has been modified slightly as described in the first paragraph.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             MARCH 31, 1996
                              (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                                0
                                                    --------
            TOTAL CURRENT ASSETS               $        0

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                                    --------
            TOTAL ASSETS                       $        0


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                                    --------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Affiliates                         109,443
    Interest Payable                              875,376
    Notes Payable                               1,400,000

                                                ------------
            TOTAL LIABILITIES                   2,384,819

    Partners' Capital                          (2,384,819)
                                                ------------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                        0


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               MARCH 31, 1996
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               MARCH 31, 1996
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

         05/13/96           Michel E. Maes, General Partner
           Date               (Signature)