Form 10-Q
period 1996-06-30
TASA PRODUCTS LTD
filed 1996-08-15
CIK 318346

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

    Sales, amounting to about $200,000, were made by LINC Technology Corporation in the second quarter of 1996. Of that amount, about $40,000 were sales of products subject to partnership royalty.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             JUNE 30, 1996
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 1996
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 1996
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

         08/13/96           Michel E. Maes, General Partner
           Date               (Signature)