Form 10-K
period 1996-12-31
TASA PRODUCTS LTD
filed 1997-03-31
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1996

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

               (b) There are 588 investor limited partners as of December 31, 1996.

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

    Item 6:    Selected Financial Data

    TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 1996 is a follows:

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


    Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

    The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, no sales were subject to royalties in 1996. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1996. There has been no change in the net assets.

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

    LINC Technology Corporation's address is 2635 151st Pl NE,
    Redmond, WA; telephone 206-882-2206. LINC Technology Corporation also uses the DBA of DATA-LINC Group.

    As previously reported, one remaining item from the dismissal of Energy Sciences Corporation's bankruptcy is the residual amount owed to ESC by the partnership, and now to the law firm of Murphy & Elgot. The general partners expect to settle the matter by the payment to Murphy & Elgot of a small percentage of the partnership's overall royalty cash flow.

    The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be assured, and remains difficult. Total sales at LINC in 1996 were $1,194,000.00 compared to $249,000.00 for 1995. Only about
    $47,000.00 of LINCs 1996 sales were on products licensed from the partnership.

    Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 1997 can not be predicted but are expected to remain modest. LINC has modest working capital and does not do advertising. LINC relies on Manufacturers Representatives and Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing effort remains on industrial data communications


    Item 8:    Financial Statements and Supplementary Data

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

    Michel E. Maes, age 59, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

    James R. Steffey, age 60, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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











                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1996 AND 1995
                                (UNAUDITED)


                                                12/31/96      12/31/95

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

    The accompanying notes are an integral part of the financial statements



                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1996, 1995 & 1994
                               (UNAUDITED)


                                       12/31/96       12/31/95       12/31/94

    Revenue
    Royalty Revenue                  $     0.00            .00        1569.00
    Other Revenue                           .00            .00            .00
                                        __             __           __

            TOTAL REVENUE                  0.00           0.00        1569.00

    Costs and Expenses:
    Bank Charges                            .00            .00            .00
    Commissions                             .00            .00            .00
    Filing Fee for 10-K                     .00            .00         250.00
    Operating Expense  (Reporting)          .00            .00        1319.00
    Reporting Reserve                       .00            .00            .00
    Professional Fees                       .00            .00            .00
    Supplies                                .00            .00            .00
    Taxes                                   .00            .00            .00
                                        __             __          __

            TOTAL COSTS AND EXPENSES       0.00            .00        1569.00

    Net Income (Loss)                       .00            .00            .00

    The accompanying notes are an integral part of the financial statements




                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 1996, 1995, & 1994
                                   (UNAUDITED)




                                        12/31/96    12/31/95      12/31/94

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





                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1996, 1995 & 1994
                                   (UNAUDITED)


                                        12/31/96       12/31/95       12/31/94


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