Form 10-Q
period 1997-06-30
TASA PRODUCTS LTD
filed 1997-08-08
CIK 318346

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

    Sales, amounting to $591,000, were made by LINC Technology
    Corporation in the second quarter of 1997. Accounting of the amount of sales on products subject to partnership royalty has not been completed as of the date of this report.

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

    LINC Technology Corporation's address is 2635 151st Place NE Redmond, WA 98052 and telephone 425-882-2206. Modest sales continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, that capital can be obtained or that sufficient sales will result so that any significant royalties will be paid to the partnership.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             JUNE 30, 1997
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 1997
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 1997
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          8/4/97           Michel E. Maes, General Partner
           Date               (Signature)