Form 10-Q
period 1997-09-30
TASA PRODUCTS LTD
filed 1997-11-10
CIK 318346

Commission File Number:    0-9773

                         TASA PRODUCTS LIMITED
          (Exact name of registrant as specified in it's charter)

            Washington                          91-1121874
    (State or other Jurisdiction of        (IRS Employer ID No.)
    incorporation or organization)

                     14508 SE 51st, Bellevue, WA  98006
             (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (425) 746-6761



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

    Sales, amounting to $543,000, were made by LINC Technology
    Corporation in the third quarter of 1997. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calendar year.

    In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00
    is due, and so forth.   LINC Technology Corporation will be
    responsible for periodic mailings to the partnership at its expense. Bases on IRS regulations, no partnership 1065 tax returns and K-1s will have to be filed or issued until the royalty accrues. As a result of this new arrangement, no royalties are expected to be accrued in this fiscal period.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 1997
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1997
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1997
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          11/6/97           Michel E. Maes, General Partner
           Date               (Signature)