Form 10-K
period 1997-12-31
TASA PRODUCTS LTD
filed 1998-02-12
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1997

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

               (b) There are 588 investor limited partners as of December 31, 1997.

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

    LINC Technology Corporation's address is 2635 151st Pl NE,
    Redmond, WA; telephone 425-882-2206. LINC Technology Corporation also uses the DBA of DATA-LINC Group.

    As previously reported, one remaining item from the dismissal of Energy Sciences Corporation's bankruptcy is the residual amount owed to ESC by the partnership, and now to the law firm of Murphy & Elgot. The general partners expect to settle the matter by the payment to Murphy & Elgot of a small percentage of the partnership's overall royalty cash flow.

    The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be assured. Total sales at LINC for calendar 1997 were $1,895,000, compared to $1,194,000 for 1996 and $249,000 for 1995. Sales on products licensed from the partnership were $90,377 in 1997 and $47,000 in 1996.

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

    Michel E. Maes, age 60, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

    James R. Steffey, age 61, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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











                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1997 AND 1996
                                (UNAUDITED)


                                                12/31/97      12/31/96

    ASSETS

    Current Assets:
    Cash                                      $      .00           .00
    Royalties Receivable                             .00           .00
                                                    __            __

            TOTAL CURRENT ASSETS               $    0.00          .00

    Intangible Assets Less Amortization              .00           .00
    Receivable from Affiliates Less Allowance        .00           .00

            TOTAL ASSETS                            0.00           .00


    LIABILITIES AND PARTNERS' EQUITY

    Current Liabilities:
    Accounts Payable                           $     .00           .00
    Taxes Payable                                    .00           .00
    Reporting Reserve                                .00           .00



            TOTAL CURRENT LIABILITIES                .00           .00

    Payable to Affiliates                     109,443.00    109,443.00
    Interest Payable                          875,376.00    875,376.00
    Notes Payable                           1,400,000.00  1,400,000.00
                                                __              __

            TOTAL LIABILITIES               2,384,819.00   2,384,819.00

    Partners' Capital                      (2,384,819.00) (2,384,819.00)
                                                __               __

    TOTAL LIABILITIES AND PARTNER'S EQUITY           .00            .00

    The accompanying notes are an integral part of the financial statements



                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1997, 1996 & 1995
                               (UNAUDITED)


                                       12/31/97       12/31/96       12/31/95

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

    The accompanying notes are an integral part of the financial statements




                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 1997, 1996, & 1995
                                   (UNAUDITED)




                                        12/31/97    12/31/96      12/31/95

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





                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1997, 1996 & 1995
                                   (UNAUDITED)


                                        12/31/97       12/31/96       12/31/95


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