Form 10-Q
period 1998-03-31
TASA PRODUCTS LTD
filed 1998-05-06
CIK 318346

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

    Sales, amounting to about $419,000, were made by LINC Technology Corporation in the first quarter of 1998. Accounting of the amount of sales on products subject to partnership royalty has not been completed as of the date of this report.

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

    LINC filed a registration statement with the State of Washington, under the ULOR provision, for sale of up to $450,000 worth of its common stock, which became effective May 9, 1989. No stock was sold under the offering and it was withdrawn on May 10, 1990. LINC intends to continue to pursue either public or private financing, but there can be no assurance that such financing will be available. Thus far
    LINC has supported its growth from its own cash flow.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             MARCH 31, 1998
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               MARCH 31, 1998
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               MARCH 31, 1998
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          5/4/98           Michel E. Maes, General Partner
           Date               (Signature)