Form 10-Q
period 1998-09-30
TASA PRODUCTS LTD
filed 1998-11-09
CIK 318346

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

    Sales, amounting to about $662,000, were made by LINC Technology Corporation in the third quarter of 1998. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 1998
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1998
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1998
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          11/5/98           Michel E. Maes, General Partner
           Date               (Signature)