Form 10-K
period 1998-12-31
TASA PRODUCTS LTD
filed 1999-03-05
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1998

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

               (b) There are 588 investor limited partners as of December 31, 1998.

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

    Item 6:    Selected Financial Data

    TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 1998 is a follows:

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


    Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

    The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, no sales were subject to royalties in 1998. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1998. There has been no change in the net assets.

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

    The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be assured. Total sales at LINC for calendar 1998 were $2,095,000 compared to $1,895,000 for 1997, $1,194,000 for 1996 and $249,000 for 1995.
    Sales on products licensed from the partnership were $101,588 in 1998, $90,377 in 1997 and $47,000 in 1996.

    Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 1999 can not be predicted but are expected to remain modest. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.


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

    Michel E. Maes, age 61, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

    James R. Steffey, age 62, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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











                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1998 AND 1997
                                (UNAUDITED)


                                                12/31/98      12/31/97

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

    The accompanying notes are an integral part of the financial statements



                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1998, 1997 & 1996
                               (UNAUDITED)


                                       12/31/98       12/31/97       12/31/96

    Revenue
    Royalty Revenue                  $     0.00            .00            .00
    Other Revenue                           .00            .00            .00
                                        __             __           __

            TOTAL REVENUE                  0.00           0.00            .00

    Costs and Expenses:
    Bank Charges                            .00            .00            .00
    Commissions                             .00            .00            .00
    Filing Fee for 10-K                     .00            .00            .00
    Operating Expense  (Reporting)          .00            .00            .00
    Reporting Reserve                       .00            .00            .00
    Professional Fees                       .00            .00            .00
    Supplies                                .00            .00            .00
    Taxes                                   .00            .00            .00
                                        __             __          __

            TOTAL COSTS AND EXPENSES       0.00            .00            .00

    Net Income (Loss)                       .00            .00            .00

    The accompanying notes are an integral part of the financial statements




                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 1998, 1997, & 1996
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





                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1998, 1997 & 1996
                                   (UNAUDITED)


                                        12/31/98       12/31/97       12/31/96


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

    Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure was suspended for the years beyond 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. As of March 2, 1999, no final settlement has been reached with the sole secured creditor of the Partnership's affiliate regarding the debt owed by the Partnership.

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