Form 10-Q
period 1999-09-30
TASA PRODUCTS LTD
filed 1999-10-07
CIK 318346

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

    Sales, amounting to about $1,032,000, were made by LINC Technology Corporation in the second quarter of 1999, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 1999
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1999
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1999
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          10/05/99            Michel E. Maes, General Partner
           Date               (Signature)