Form 10-K
period 1999-12-31
TASA PRODUCTS LTD
filed 2000-03-08
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1999

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

               (b) There are 590 investor limited partners as of December 31, 1999.

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


    Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

    The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, total sales of $506,293 (cumlative over five years) were subject to royalties in 1999. A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999.
    In accordance with the sharing arrangement discribed below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1999. The net assets have changed from 0 to $12,118. The partnership is making a distribution to the limited partners in March 2000.

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

    The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period.
    The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses.  Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology
    Corporation have been generated and collected.  At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership),
    Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After
    such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second
    lump sum of $15,000.00 is due, and so forth.   LINC Technology
    Corporation will be responsible for periodic mailings to the partnership at its expense. Bases on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms are being done in March 2000 for year 1999.

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

    The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be assured. Total sales at LINC for calendar 1999 were $3,451,000 compared to $2,095,000 for 1998, $1,895,000 for 1997, $1,194,000 for 1996 and
    $249,000 for 1995. Sales on products licensed from the partnership were $200,969 in 1999, $107,768 in 1998, $90,377 in
    1997 and $47,000 in 1996 and $60,000 in 1995.

    Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 2000 can not be predicted but are expected to remain modest. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.


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

    Michel E. Maes, age 62, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

    James R. Steffey, age 63, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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











                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1999 AND 1998
                                (UNAUDITED)


                                                12/31/99      12/31/98

    ASSETS

    Current Assets:
    Cash                                      $12,118.00           .00
    Royalties Receivable                             .00           .00
                                                    __            __

            TOTAL CURRENT ASSETS              $12,118.00           .00

    Intangible Assets Less Amortization              .00           .00
    Receivable from Affiliates Less Allowance        .00           .00

            TOTAL ASSETS                       12,118.00           .00


    LIABILITIES AND PARTNERS' EQUITY

    Current Liabilities:
    Accounts Payable                           $     .00           .00
    Taxes Payable                                    .00           .00
    Reporting Reserve                                .00           .00



            TOTAL CURRENT LIABILITIES                .00           .00

    Payable to Affiliates                     109,443.00    109,443.00
    Interest Payable                          875,376.00    875,376.00
    Notes Payable                           1,400,000.00  1,400,000.00
                                                __              __

            TOTAL LIABILITIES               2,384,819.00   2,384,819.00

    Partners' Capital                      (2,372,701.00) (2,384,819.00)
                                                __               __

    TOTAL LIABILITIES AND PARTNER'S EQUITY     12,118.00            .00

    The accompanying notes are an integral part of the financial statements



                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1999, 1998 & 1997
                               (UNAUDITED)


                                       12/31/99       12/31/98       12/31/97

    Revenue
    Royalty Revenue                  $12,118.00            .00            .00
    Other Revenue                           .00            .00            .00
                                        __             __           __

            TOTAL REVENUE             12,118.00           0.00            .00

    Costs and Expenses:
    Bank Charges                            .00            .00            .00
    Commissions                             .00            .00            .00
    Filing Fee for 10-K                     .00            .00            .00
    Operating Expense  (Reporting)          .00            .00            .00
    Reporting Reserve                       .00            .00            .00
    Professional Fees                       .00            .00            .00
    Supplies                                .00            .00            .00
    Taxes                                   .00            .00            .00
                                        __             __          __

            TOTAL COSTS AND EXPENSES       0.00            .00            .00

    Net Income (Loss)                 12,118.00            .00            .00

    The accompanying notes are an integral part of the financial statements




                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 1999, 1998, & 1997
                                   (UNAUDITED)




                                        12/31/99    12/31/98      12/31/97

    Net Cash From Operating Activities    $  .00         .00           .00
    Net Cash Used By Investing Actvts.       .00         .00           .00
    Net Cash From Financing Actvts           .00         .00           .00
    Net Increase In Cash               12,118.00         .00           .00
       Cash At Begining of Period            .00         .00           .00
       Cash At End Of Period           12,118.00         .00           .00





                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1999, 1998 & 1997
                                   (UNAUDITED)


                                        12/31/99       12/31/98       12/31/97


    Contributions by Partners                .00            .00            .00

    Capital Withdrawals                      .00            .00            .00

    Syndication Costs                        .00            .00            .00

    Accumulated Surplus (Deficit)  (2,384,819.00) (2,384,819.00) (2,384,819.00)

    Net Income (Loss)                  12,118.00            .00            .00



    Partners' Capital (Deficit)    (2,372,701.00) (2,384,819.00) (2,384,819.00)




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

    The Limited Partners shall receive one hundred percent of the cash available for distribution, until such time as the Limited Partners have received in distribution an amount equal to the cumulative capital contributions received from Limited Partners.

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

    Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure was suspended for the years beyond 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. As of March 2000, no final settlement has been reached with the sole secured creditor of the Partnership's affiliate regarding the debt owed by the Partnership.

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