Form 10-Q
period 2000-03-31
TASA PRODUCTS LTD
filed 2000-05-12
CIK 318346

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

    Sales, amounting to about $999,000, were made by LINC Technology Corporation in the first quarter of 2000, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

    In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00
    is due, and so forth.   LINC Technology Corporation will be
    responsible for periodic mailings to the partnership at its expense. Bases on IRS regulations, no partnership 1065 tax returns and K-1s will have to be filed or issued until the royalty accrues. As a result of this new arrangement, no royalties accrued in this fiscal period. Royalties of $12,118 were paid to the Partnership in December 1999 and a total disbursement of $10,906 was made to the limited partners in February 2000. $1,212 was paid to historical creditors of the partnership. The general partners did not receive any payments from the partnership.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                            MARCH 31, 2000
                              (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                                0
                                                    --------
            TOTAL CURRENT ASSETS               $        0

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                                    --------
            TOTAL ASSETS                       $        0


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                                    --------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Creditors (Non-Recourse)           108,231
    Interest Payable (Non-Recourse)               875,376
    Notes Payable (Non-Recourse)                1,400,000

                                                ------------
            TOTAL LIABILITIES                   2,383,607

    Partners' Capital                          (2,383,607)
                                                ------------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                        0


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                              MARCH 31, 2000
                                (UNAUDITED)


    Royalty Revenue                                    $  0

    Expenses                                              0
                                                      -----
    Net Income (Loss)                                  $  0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                              MARCH 31, 2000
                                (UNAUDITED)


    Net Cash Provided By Operating Activities              0

    Net Cash Distribution to Partners               $ 10,906

    Net Cash Distribution to Creditors              $  1,212

    Net Cash Used By Investing Activities                  0

    Net Cash Provided By Financing Activities              0
                                                       -----
    Net Increase In Cash                            $(12,118)

      Cash At Beginning Of Period                   $ 12,118
                                                      ------
      Cash At End Of Period                              $ 0




                            SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          5-9-00            Michel E. Maes, General Partner
           Date               (Signature)