Form 10-Q
period 2000-06-30
TASA PRODUCTS LTD
filed 2000-07-11
CIK 318346

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

Sales, amounting to about $930,000, were made by LINC Technology Corporation in the second quarter of 2000, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

          b)   Reports  on  Form  8-K:  None.

                              Appendix  A

                         TASA  PRODUCTS  LIMITED
                             BALANCE  SHEET
                             JUNE  30,  2000
                              (UNAUDITED)


    ASSETS
    Cash                                         $        0
    Royalties  Receivable                                 0
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
                                                ------------
            TOTAL  LIABILITIES
            AND  PARTNER'S  EQUITY                        0


                           TASA  PRODUCTS  LIMITED
                            STATEMENT  OF  INCOME
                           FOR  THE  QUARTER  ENDING
                               JUNE  30,  2000
                                (UNAUDITED)


    Royalty  Revenue                                   $  0

    Expenses                                              0
                                                      -----
    Net  Income  (Loss)                                $  0

                           TASA  PRODUCTS  LIMITED
                          STATEMENT  OF  CASH  FLOWS
                           FOR  THE  QUARTER  ENDING
                               JUNE  30,  2000
                                (UNAUDITED)


    Net  Cash  Provided  By  Operating  Activities          $   0

    Net  Cash  Distribution  to  Partners                       0

    Net  Cash  Distribution  to  Creditors                      0

    Net  Cash  Used  By  Investing  Activities                  0

    Net  Cash  Provided  By  Financing  Activities              0
                                                             -----
    Net  Increase  In  Cash                                     0

      Cash  At  Beginning  Of  Period                           0
                                                             -----
      Cash  At  End  Of  Period                             $   0




                            SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TASA  PRODUCTS  LIMITED
                                     (Registrant)

    7-10-00                     Michel  E.  Maes,  General  Partner
     Date                            (Signature)