Form 10-Q
period 2000-09-30
TASA PRODUCTS LTD
filed 2000-10-23
CIK 318346

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

     Sales, amounting to about $1,566,000, were made by LINC Technology Corporation in the third quarter of 2000, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

         b)   Reports on Form 8-K: None.

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                                0
                                               -----------
            TOTAL CURRENT ASSETS               $        0

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                               -----------
            TOTAL ASSETS                       $        0


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                               -----------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Creditors (Non-Recourse)           108,231
    Interest Payable (Non-Recourse)               875,376
    Notes Payable (Non-Recourse)                1,400,000

                                               -----------
            TOTAL LIABILITIES                   2,383,607

    Partners' Capital                          (2,383,607)
                                               -----------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                        0

                              TASA PRODUCTS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


    Royalty Revenue                            $       0

    Expenses                                           0
                                               ----------
    Net Income (Loss)                          $       0



                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


    Net Cash Provided By Operating Activities  $       0

    Net Cash Distribution to Partners                  0

    Net Cash Distribution to Creditors                 0

    Net Cash Used By Investing Activities              0

    Net Cash Provided By Financing Activities          0
                                               ----------
    Net Increase In Cash                               0

      Cash At Beginning Of Period                      0
                                               ----------
      Cash At End Of Period                    $       0

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TASA PRODUCTS LIMITED
                                                (Registrant)

          10-18-00                              Michel E. Maes, General Partner
           Date                                 (Signature)