Form 10-K
period 2000-12-31
TASA PRODUCTS LTD
filed 2001-03-15
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 2000

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

On April 29, 1986, TASA Products Limited and Energy Sciences Corporation filed petitions for reorganization under Chapter 11 of the Bankruptcy Laws. The Petitions were filed in the United States Bankruptcy Court for the Western District of Washington, at Seattle, as Case No.'s 86-02993- Wll and 86-02994-Wll.

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

           (b)  There are 590 investor limited partners as of December 31, 2000.

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

Item 6:    Selected Financial Data

TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2000 is a follows:

      Royalty Revenues                                       $   0.00
      Other Revenues                                             0.00
      Loss from Continuing Operations (Reporting Expenses)  ($   0.00)
      Net Income per Partnership Unit                            0.00

      Total Assets                                           $   0.00
      Long Term Obligations                             $2,383,607.00

      Royalty Payments to Partners per Unit                      0.00


Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, total sales of $506,293 (cumlative over five years) were subject to royalties in 1999. A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999. In accordance with the sharing arrangement discribed below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1999. The net assets have changed from 0 to $12,118. The partnership made a distribution of $10,906 total to the limited partners in March 2000. A total of $1,212 was paid to two fromer secured creditors of the partnership in March 2000. No new royalties were accrued in the year 2000 and the partnersip had no income nor loss for the year.

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC

Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Bases on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms are being done again in March 2001 for year 2000 as information purposes to show the changes in capital accounts.

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

The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be assured. Total sales at LINC for calendar 2000 were $4,945,000 for 2000, compared to $3,451,000 for 1999,
$2,095,000  for  1998, $1,895,000 for 1997, $1,194,000 for 1996 and $249,000 for
1995. Sales on products licensed from the partnership were $60,472 in 2000, $200,969 in 1999, $107,768 in 1998, $90,377 in 1997 and $47,000 in 1996 and
$60,000  in  1995.

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

Michel E. Maes, age 63, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as
Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 64, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2000 AND 1999
                                (UNAUDITED)

                                              12/31/00         12/31/99
ASSETS

Current Assets:
Cash                                                 .00    $  12,118.00
Royalties Receivable                                 .00             .00
                                           ---------------  -------------

       TOTAL CURRENT ASSETS                          .00    $  12,118.00

Intangible Assets Less Amortization                  .00             .00
Receivable from Affiliates Less Allowance            .00             .00

       TOTAL ASSETS                                  .00       12,118.00


LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable                               $     .00             .00
Taxes Payable                                        .00             .00
Reporting Reserve                                    .00             .00


       TOTAL CURRENT LIABILITIES                     .00             .00

Payable to Former Secured Creditors         2,383,607.00    2,384,819.00
                                           ---------------  -------------

       TOTAL LIABILITIES                    2,383,607.00    2,384,819.00

Partners' Capital                          (2,383,607.00)  (2,372,701.00)
                                           ---------------  -------------

TOTAL LIABILITIES AND PARTNER'S EQUITY               .00       12,118.00

    The accompanying notes are an integral part of the financial statements

                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2000, 1999, & 1998
                               (UNAUDITED)


                                       12/31/00       12/31/99       12/31/98

Revenue
Royalty Revenue                             .00      12,118.00            .00
Other Revenue                               .00            .00            .00
                                       --------      ---------      ---------
        TOTAL REVENUE                       .00      12,118.00            .00

Costs and Expenses:
Bank Charges                                .00            .00            .00
Commissions                                 .00            .00            .00
Filing Fee for 10-K                         .00            .00            .00
Operating Expense  (Reporting)              .00            .00            .00
Reporting Reserve                           .00            .00            .00
Professional Fees                           .00            .00            .00
Supplies                                    .00            .00            .00
Taxes                                       .00            .00            .00
                                       --------      ---------      ---------

        TOTAL COSTS AND EXPENSES            .00            .00            .00

Net Income (Loss)                           .00      12,118.00            .00

    The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 2000, 1999, & 1998
                                   (UNAUDITED)


                                     12/31/00     12/31/99  12/31/98
Net Cash From Operating Activities  $      .00         .00       .00
Net Cash Used By Investing Actvts.         .00         .00       .00
Net Cash From Financing Actvts             .00         .00       .00
Net Increase In Cash                (12,118.00)  12,118.00       .00
     Cash At Begining of Period            .00         .00       .00
     Cash At End Of Period                 .00   12,118.00       .00

                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2000, 1999 & 1998
                                   (UNAUDITED)


                                   12/31/00        12/31/99       12/31/98

Contributions by Partners                .00             .00             .00

Capital Withdrawals                10,906.00             .00             .00

Syndication Costs                        .00             .00             .00

Accumulated Surplus (Deficit)  (2,384,819.00)  (2,384,819.00)  (2,384,819.00)

Net Income (Loss)                        .00       12,118.00             .00


Partners' Capital (Deficit)    (2,383,607.00)  (2,372,701.00)  (2,384,819.00)

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

Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure was suspended for the years beyond 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. As of March 2001, no final settlement has been reached with the former secured creditors of the Partnership's affiliate regarding the debt owed by the Partnership. No further interest was accrued after 1986 by aggreement with the secured creditor.

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