Form 10-Q
period 2001-03-31
TASA PRODUCTS LTD
filed 2001-04-30
CIK 318346

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

Sales, amounting to about $1,195,000, were made by LINC Technology Corporation in the first quarter of 2001, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

          b)   Reports  on  Form  8-K:  None.

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


    ASSETS
    Cash                                       $          0
    Royalties Receivable                                  0
                                                 -----------
            TOTAL CURRENT ASSETS               $          0

    Intangible Assets Less Amortization                   0
    Receivable from Affiliates Less Allowance             0
                                                 -----------
            TOTAL ASSETS                       $          0


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $          0
    Taxes Payable                                         0
                                                 -----------
            TOTAL CURRENT LIABILITIES                     0

    Payable to Creditors (Non-Recourse)           2,383,607

                                                 -----------
            TOTAL LIABILITIES                     2,383,607

    Partners' Capital                            (2,383,607)
                                                 -----------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                          0

                              TASA PRODUCTS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2001
                                   (UNAUDITED)


    Royalty  Revenue                                  $   0

    Expenses                                              0
                                                      -----
    Net  Income  (Loss)                               $   0



                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

                                          TASA  PRODUCTS  LIMITED
                                               (Registrant)

     4-27-01                              Michel E. Maes, General Partner
      Date                                (Signature)