Form 10-Q
period 2001-06-30
TASA PRODUCTS LTD
filed 2001-07-31
CIK 318346

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

    Sales, amounting to about $1,435,000, were made by LINC Technology Corporation in the second quarter of 2001, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

    The partnership originally had licensed the manufacturing and sale of its products to Communications Research Corporation, (CRC) a subsidiary of Energy Sciences Corporation, (ESC). ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets, primarily amounts owed to ESC by the partnerships and the rights to produce electronic products at CRC, were repossessed by the sole secured creditor of ESC, Mr. Thomas Murphy. A new company was formed in September 1988, called LINC Technology Corporation. The company ownership was restructured recently and is now owned by Messrs. Maes and Steffey in the amount of 41% each; the balance of 18% onwership is held by Mr. Murphy's heirs, Mr. Nichols, a founder, and by outside investors. Mr. Nichols resigned from LINC in August 1991, but remains a stockholder. LINC has been initially privately financed with $49,000 of cash to pursue a variety of opportunities in electronics and data communications. LINC believes that a market remains for some of the partnerships' products. Initial emphasis is on LCM and DOVE. A license has been entered into between the partnership and LINC, similar in terms to that which existed with CRC, with the exception that in return for elimination of most of the debt owed by the partnerships to ESC, (and now, therefore, Mr. Murphy), and in recognition of the need to attract more capital for LINC, the royalty to be paid the partnerships is set at 5% of gross sales, (compared to the prior formula, ranging from 10% down to 6%). The new royalty is divided between partnerships in the case of joint ownership of rights, such as the case with DOVE, for example. All royalties were deferred for three years from September 1988 in order to allow LINC to build its working capital. Starting in September 1991, royalties are 1% of gross sales for twelve months, 3% of gross sales for the next twelve months and 5% thereafter. The royalty arrangement has been modified slightly as described in the first paragraph.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                             JUNE 30, 2001
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 2001
                                (UNAUDITED)


    Royalty Revenue                            $        0

    Expenses                                            0
                                               -----------
    Net Income (Loss)                          $        0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 2001
                                (UNAUDITED)


    Net Cash Provided By Operating Activities  $        0

    Net Cash Distribution to Partners                   0

    Net Cash Distribution to Creditors                  0

    Net Cash Used By Investing Activities               0

    Net Cash Provided By Financing Activities           0
                                               -----------
    Net Increase In Cash                                0

      Cash At Beginning Of Period                       0
                                               -----------
      Cash At End Of Period                    $        0




                            SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TASA PRODUCTS LIMITED
                                     (Registrant)

                              /s/  Michel E. Maes
          7-25-01             Michel E. Maes, General Partner
           Date               (Signature)