Form 10-K
period 2001-12-31
TASA PRODUCTS LTD
filed 2002-03-15
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 2001

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

                        Yes   X               No

                      DOCUMENTS INCORPORATED BY REFERENCE

Form S-1, TASA Products Limited, Commission File No. 2-68566, but excluding the balance sheet of TASA Products Limited together with the report of independent certified public accountants, is incorporated by reference in Items
1, 5, 11 and 13

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

         (b)   There  are 590 investor limited partners as of December 31, 2001.

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

Item 6: Selected Financial Data

TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2001 is a follows:

      Royalty Revenues                                               0
      Other Revenues                                                 0
      Loss from Continuing Operations (Reporting Expenses)           0
      Net Income per Partnership Unit                                0

      Total Assets                                                   0
      Long Term Obligations                                  2,383,607

      Royalty Payments to Partners per Unit                          0

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

The net assets have changed from 0 to $12,118. The partnership made a distribution of $10,906 total to the limited partners in March 2000. A total of $1,212 was paid to two former secured creditors of the partnership in March 2000. No new royalties were accrued in the year 2001 and the partnersip had no income nor loss for the year.

When ESC's bankruptcy was dismissed in May 1988, all remaining assets were repossesed by the sole secured creditor of ESC, Murphy, Elgot & Moore, represented by Mr. Thomas Murphy. These assets are primarily amounts owed to ESC by the partnerships and the rights to produce electronics products at CRC. The General Partners began discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on plans to recommercialize the electronic products. They were joined by Mr. Keith Nichols, who had purchased a portion of the electronics inventory from CRC when ESC was still in Chapter 11. After conducting preliminary market research and reaching a basic understanding with Mr. Murphy, a new company was formed in September 1988, called LINC Technology Corporation. The company was owned by Messrs. Maes, Steffey, and Nichols in the amount of 19% each; Mr. Murphy owned 10% and the balance of 33% was owned by outside investors. Mr. Nichols left the company in 1991 and is no longer an active participant, but remains a stockholder.

In 2001 a ownership restructuring took place with the unanimous approval of all stockholders. Mr. Maes and Mr. Steffey now own a higher percentage of Linc Technology Corporation.

LINC was formed, and was initially privately financed with $49,000 of cash, plus donated time, to pursue a variety of opportunities in electronics and data communications. LINC believes that a market remains for the partnership's products. Continued emphasis is on the LCM and the DOVE (now called the MDL500).

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts. No 1065 and K-1 filings were reqired or done in 2002.

LINC Technology Corporation's address is 2635 151st Pl NE, Redmond, WA; telephone 425-882-2206. LINC Technology Corporation uses the DBA of DATA-LINC Group.

As previously reported, one remaining item from the dismissal of Energy Sciences Corporation's bankruptcy is the residual amount initially owed to ESC by the partnership, and then to the law firm of Murphy & Elgot. Mr. Murphy has passed away and the debt is now owed to his former partner, Mr. Elgot. No specific payment schedule or percentage of the partnership's overall royalty cash flow has been established to settle the debt. Mr. Elgot does legal work for LINC Technology Corporation.

The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be continually assured. Sales on products licensed from the partnership were $111,540 in 2001, $60,472 in 2000, $200,969 in 1999, $107,768 in 1998, $90,377 in 1997 and $47,000 in 1996 and
$60,000 in 1995. Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphisis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 2002 can not be predicted but are expected to remain modest. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

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

Michel E. Maes, age 64, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 65, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.


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

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000
                                  (UNAUDITED)

                                             12/31/01    12/31/00

ASSETS

Current Assets:
Cash                                       $        0            0
Royalties Receivable                                0            0
                                           -----------  -----------

       TOTAL CURRENT ASSETS                $        0            0

Intangible Assets Less Amortization                 0            0
Receivable from Affiliates Less Allowance           0            0

       TOTAL ASSETS                                 0            0

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable                           $        0            0
Taxes Payable                                       0            0
Reporting Reserve                                   0            0



       TOTAL CURRENT LIABILITIES                    0            0

Payable to Former Secured Creditors         2,383,607    2,383,607
                                           -----------  -----------

       TOTAL LIABILITIES                    2,383,607    2,383,607

Partners' Capital                          (2,383,607)  (2,383.607)
                                           -----------  -----------

TOTAL LIABILITIES AND PARTNER'S EQUITY              0            0

The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                              STATEMENT OF INCOME
                              FOR THE YEAR ENDING
                        DECEMBER 31, 2001, 2000, & 1999
                                  (UNAUDITED)


                                  12/31/01     12/31/00     12/31/99
Revenue
Royalty Revenue                          0            0       12,118
Other Revenue                            0            0            0
                                  --------     --------     --------

       TOTAL REVENUE                     0            0       12,118

Costs and Expenses:
Bank Charges                             0            0            0
Commissions                              0            0            0
Filing Fee for 10-K                      0            0            0
Operating Expense  (Reporting)           0            0            0
Reporting Reserve                        0            0            0
Professional Fees                        0            0            0
Supplies                                 0            0            0
Taxes                                    0            0            0
                                  --------     --------     --------

      TOTAL COSTS AND EXPENSES           0            0            0

Net Income (Loss)                        0            0       12,118

The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                            STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                        DECEMBER 31, 2001, 2002, & 1999
                                  (UNAUDITED)

                                      12/31/01  12/31/00  12/31/99
Net Cash From Operating Activities    $   0           0         0
Net Cash Used By Investing Actvts.        0           0         0
Net Cash From Financing Actvts            0           0         0
Net Increase In Cash                            (12,118)   12,118
   Cash At Begining of Period             0           0         0
   Cash At End Of Period                  0           0    12,118

                              TASA PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                              FOR THE YEAR ENDING
                         DECEMBER 31, 2000, 1999 & 1998
                                  (UNAUDITED)

                                    12/31/01    12/31/00    12/31/99

Contributions by Partners                  0            0            0

Capital Withdrawals                        0       10,906            0

Syndication Costs                          0            0            0

Accumulated Surplus (Deficit)     (2,384,819)  (2,384,819)  (2,384,819)

Net Income (Loss)                          0            0       12,118


Partners' Capital (Deficit)       (2,383,607)  (2,383,607)  (2,372,701)

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

The Partnership filed for Bankruptcy protection under Chapter 11 in April 1986. The Chapter 11 was converted to a Chapter 7 by the Bankruptcy Court in October 1989 and then the Bankruptcy was dismissed in June 1990. The dismissal did not involve any discharge of the Partnership's obligations, some of which were accrued property taxes in the amount of under $1,000. These were paid by the General Partners and are now included in the Amounts Payable To Affiliates.

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