Form 10-Q
period 2002-03-31
TASA PRODUCTS LTD
filed 2002-04-25
CIK 318346

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

Sales, amounting to about $1,120,000, were made by LINC Technology Corporation in the first quarter of 2002, only a small portion of which were products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

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

     b)   Reports on Form 8-K: None.

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                                 MARCH 31, 2002
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               MARCH 31, 2002
                                (UNAUDITED)


    Royalty Revenue                                   $  0

    Expenses                                             0
                                                      ----
    Net Income (Loss)                                 $  0



                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               MARCH 31, 2002
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          4-25-02           /S/ Michel E. Maes, General Partner
          (Date)                      (Signature)