Form 10-Q
period 2002-09-30
TASA PRODUCTS LTD
filed 2002-10-31
CIK 318346

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

LINC Technology Corporation's new address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, that capital can be obtained or that sufficient sales will result so that any significant royalties will be paid to the partnership.

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

            b)   Reports on Form 8-K: None.

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
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

                              TASA PRODUCTS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

Royalty Revenue                                                    $         0

Expenses                                                                     0
                                                                   ------------
Net Income (Loss)                                                  $         0

                              TASA PRODUCTS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


Net Cash Provided By Operating Activities                          $         0

Net Cash Distribution to Partners                                            0

Net Cash Distribution to Creditors                                           0

Net Cash Used By Investing Activities                                        0

Net Cash Provided By Financing Activities                                    0
                                                                   ------------
Net Increase In Cash                                                         0

  Cash At Beginning Of Period                                                0
                                                                   ------------
  Cash At End Of Period                                            $         0

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TASA PRODUCTS LIMITED
                                                 (Registrant)

         10-29-02                     /S/ Michel E. Maes, General Partner
          (Date)                                  (Signature)