Form 10-K
period 2002-12-31
TASA PRODUCTS LTD
filed 2003-03-18
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                      10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 2002

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

On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7. Mr. Ronald Brown of Leach, Brown & Andersen, Seattle Washington, was appointed trustee. On May 11, 1990, the General Partners of the partnership filed an ammended motion to dismiss the Chapter 7. This motion was granted and the partnership is no longer in bankruptcy

Item 4:   Submission of Matters to a Vote of Security Holders

          None

Item 5: Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

          (a) There is no market for the Securities of the Registrant.

          (b) There are 590 investor limited partners as of December 31, 2002.

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the partnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occurred, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts. No 1065 and K-1 filings were required or done in 2002.

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

The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be continually assured. Sales on products licensed from the partnership were $60,305 in 2002, $111,540 in 2001, $60,472 in 2000, $200,969 in 1999, $107,768 in 1998, $90,377 in 1997 and $47,000
in 1996 and $60,000 in 1995. Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphasis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calendar 2003 can not be predicted but are expected to remain modest. LINC has experienced some reduction in business in 2002 due to a general downturn in the economy and expects that situation to continue through 2003. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

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

Michel E. Maes, age 65, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 66, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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



Registrant:   TASA PRODUCTS LIMITED

        By:   /s/  Michel E. Maes                 Date:  March 17, 2003

              Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

        By:   /s/  Michel E. Maes                 Date:  March 17, 2003

              Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2002 AND 2001
                                (UNAUDITED)


                                             12/31/02    12/31/01

ASSETS

Current Assets:
Cash                                           $    0           0
Royalties Receivable                                0           0
                                                   __          __

      TOTAL CURRENT ASSETS                     $    0           0

Intangible Assets Less Amortization                 0           0
Receivable from Affiliates Less Allowance           0           0

      TOTAL ASSETS                                  0           0


LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable                               $    0           0
Taxes Payable                                       0           0
Reporting Reserve                                   0           0



      TOTAL CURRENT LIABILITIES                     0           0

Payable to Former Secured Creditors         2,383,607   2,383,607
                                                   __          __

       TOTAL LIABILITIES                    2,383,607   2,383,607

Partners' Capital                          (2,383,607) (2,383.607)
                                                   __          __

TOTAL LIABILITIES AND PARTNER'S EQUITY              0           0


The accompanying notes are an integral part of the financial statements

                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2002, 2001, & 2000
                               (UNAUDITED)


                                  12/31/02     12/31/01     12/31/00

Revenue
Royalty Revenue                          0            0            0
Other Revenue                            0            0            0
                                        __           __           __

            TOTAL REVENUE                0            0            0

Costs and Expenses:
Bank Charges                             0            0            0
Commissions                              0            0            0
Filing Fee for 10-K                      0            0            0
Operating Expense  (Reporting)           0            0            0
Reporting Reserve                        0            0            0
Professional Fees                        0            0            0
Supplies                                 0            0            0
Taxes                                    0            0            0
                                        __           __           __

            TOTAL COSTS AND EXPENSES     0            0            0

Net Income (Loss)                        0            0            0


The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 2002, 2001, & 2000
                                   (UNAUDITED)




                                       12/31/02  12/31/01  12/31/00

Net Cash From Operating Activities        $   0         0         0
Net Cash Used By Investing Actvts.            0         0         0
Net Cash From Financing Actvts                0         0         0
Net Increase In Cash                                    0   (12,118)
  Cash At Beginning of Period                 0         0         0
  Cash At End Of Period                       0         0         0

                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2002, 2001 & 2000
                                   (UNAUDITED)


                                    12/31/02    12/31/01    12/31/00


Contributions by Partners                  0           0           0

Capital Withdrawals                        0           0      10,906

Syndication Costs                          0           0           0

Accumulated Surplus (Deficit)     (2,383,607) (2,383,607) (2,384,819)

Net Income (Loss)                          0           0           0



Partners' Capital (Deficit)       (2,383,607) (2,383,607) (2,383,607)


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

The partnership has no tangible assets.

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