Form 10-Q
period 2003-03-31
TASA PRODUCTS LTD
filed 2003-04-22
CIK 318346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF   1934

          For the quarterly period ended March 31, 2003
                                         --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

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

LINC filed a registration statement with the State of Washington, under the ULOR provision, for sale of up to $450,000 worth of its common stock, which became effective May 9, 1989. No stock was sold under the offering and it was withdrawn on May 10, 1990. LINC intends to continue to pursue some private financing, but there can be no assurance that such financing will be available. Thus far LINC has supported its growth from its own cash flow.

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

          b)   Reports on Form 8-K: None.

                              Appendix A


                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                            MARCH 31, 2003
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                              MARCH 31, 2003
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

                              TASA PRODUCTS LIMITED
                                  (Registrant)

         4-21-03         /S/ Michel E. Maes, General Partner
          (Date)                  (Signature)