Form 10-Q
period 2003-06-30
TASA PRODUCTS LTD
filed 2003-07-25
CIK 318346

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

     b)   Reports on Form 8-K: None.

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                                  JUNE 30, 2003
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

                             TASA PRODUCTS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2003
                                  (UNAUDITED)


Royalty Revenue                                    $  0

Expenses                                              0
                                                  -----
Net Income (Loss)                                  $  0

                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 2003
                                (UNAUDITED)

Net Cash Provided By Operating Activities          $   0

Net Cash Distribution to Partners                      0

Net Cash Distribution to Creditors                     0

Net Cash Used By Investing Activities                  0

Net Cash Provided By Financing Activities              0
                                                   -----
Net Increase In Cash                                   0

  Cash At Beginning Of Period                          0
                                                  ------
  Cash At End Of Period                            $   0

                            SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TASA PRODUCTS LIMITED
                                  (Registrant)

         7-24-03         /S/ Michel E. Maes, General Partner
          (Date)                  (Signature)