Form 10-Q
period 2003-09-30
TASA PRODUCTS LTD
filed 2003-10-24
CIK 318346

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

         b)   Reports on Form 8-K: None.

                              Appendix A

                         TASA PRODUCTS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 2003
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

                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 2003
                                (UNAUDITED)


Royalty Revenue                                       $   0

Expenses                                                  0
                                                      -----
Net Income (Loss)                                     $   0

                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 2003
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

         10-23-03         /S/ Michel E. Maes, General Partner
          (Date)                  (Signature)