Form 10-K
period 2003-12-31
TASA PRODUCTS LTD
filed 2004-02-18
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 2003

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

               (b) There are 590 investor limited partners as of December 31, 2003.

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

    Item 6:    Selected Financial Data

    TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2003 is a follows:

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


    Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

    The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, total sales of $506,293 (cumlative over five years) were subject to royalties in 1999. A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999.
    In accordance with the sharing arrangement discribed below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1999. The net assets have changed from 0 to $12,118. The partnership made a distribution of $10,906 total to the limited partners in March 2000. A total of $1,212 was paid to two former secured creditors of the partnership in March 2000. No new royalties were accrued in the year 2001, 2002 or 2003 and the partnersip had no income nor loss for 2003.

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

    The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second
    lump sum of $15,000.00 is due, and so forth.   LINC Technology
    Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts. No 1065 and K-1 filings were reqired or done in 2003.

    As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occured. In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form
    1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totalling $30,000, instead of $15,000 to be divided among all individual limited partners. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs.

    LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006; telephone 425-882-2206. LINC Technology
    Corporation uses the DBA of DATA-LINC Group.

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

    The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be continually assured. Sales on products licensed from the partnership were $200,969 in 1999, $107,768 in 1998, $90,377 in
    1997, $47,000 in 1996 and $60,000 in 1995.  This resulted in the royalty distribution early 2000.

    In 2003, a total of $89,475 of the partnerships' products were sold by Data-Linc Group. This compares with $60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $326,493.

    Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphisis on wireless modems.

    Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 2004 can not be predicted but are expected to remain modest. LINC has experienced some reduction in business in 2002 ansd 2003 due to a general downturn in the economy and expects some improvement in 2004. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.


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

    Michel E. Maes, age 66, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971.
    Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

    James R. Steffey, age 67, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2003 AND 2002
                                (UNAUDITED)


                                                 12/31/03     12/31/02
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

    The accompanying notes are an integral part of the financial statements



                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2003, 2002, & 2001
                               (UNAUDITED)


                                             12/31/03  12/31/02  12/31/01
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

    The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 2003, 2002, & 2001
                                   (UNAUDITED)



                                        12/31/03   12/31/02  12/31/01

    Net Cash From Operating Activities  $       0         0         0
    Net Cash Used By Investing Actvts.          0         0         0
    Net Cash From Financing Actvts              0         0         0
    Net Increase In Cash                                  0         0
       Cash At Begining of Period               0         0         0
       Cash At End Of Period                    0         0         0



                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2003, 2002 & 2001
                                   (UNAUDITED)


                                    12/31/03     12/31/02     12/31/01

    Contributions by Partners               0            0            0

    Capital Withdrawals                     0            0            0

    Syndication Costs                       0            0            0

    Accumulated Surplus (Deficit)  (2,383,607)  (2,383,607)  (2,383,607)

    Net Income (Loss)                       0            0            0


    Partners' Capital (Deficit)    (2,383,607)  (2,383,607)  (2,383,607)



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

    In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totalling $30,000, instead of $15,000 to be divided among all individual limited partners. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs.