Form 10-Q
period 2004-03-31
TASA PRODUCTS LTD
filed 2004-04-22
CIK 318346

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

The partnership originally licensed the manufacturing and sale of its products to Communications Research Corporation, (CRC) a subsidiary of Energy Sciences Corporation, (ESC). ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets, primarily amounts owed to ESC by the partnerships and the rights to produce electronic products at CRC, were repossessed by the sole secured creditor of ESC, Mr. Thomas Murphy. A new company was formed in September 1988, called LINC Technology Corporation. The company ownership was restructured recently and is now owned by Messrs. Maes and Steffey in the amount of 41% each; the balance of 18% onwership is held by Mr. Murphy's heirs, Mr. Nichols, a founder, and by outside investors. Mr. Nichols resigned from LINC in August 1991, but remains a stockholder. LINC has been initially privately financed with $49,000 of cash to pursue a variety of opportunities in electronics and data communications. LINC believes that a market remains for some of the partnerships' products. Initial emphasis is on LCM and DOVE. A license has been entered into between the partnership and LINC, similar in terms to that which existed with CRC, with the exception that in return for elimination of most of the debt owed by the partnerships to ESC, (and now, therefore, Mr. Murphy), and in recognition of the need to attract more capital for LINC, the royalty to be paid the partnerships is set at 5% of gross sales, (compared to the prior formula, ranging from 10% down to 6%). The new royalty is divided between partnerships in the case of joint ownership of rights, such as the case with DOVE, for example. All royalties were deferred for three years from September 1988 in order to allow LINC to build its working capital. Starting in September 1991, royalties are 1% of gross sales for twelve months, 3% of gross sales for the next twelve months and 5% thereafter.

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

LINC filed a registration statement with the State of Washington, under the ULOR provision, for sale of up to $450,000 worth of its common stock, which became effective May 9, 1989. No stock was sold under the offering and it was withdrawn on May 10, 1990. Thus far LINC has supported its growth from its own cash flow.

LINC Technology Corporation's new address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.

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

      b)  Reports  on  Form  8-K:  None.

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                                 MARCH 31, 2004
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


                              TASA PRODUCTS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2004
                                  (UNAUDITED)


Royalty Revenue                                 $         0
                                                ------------

Expenses                                                  0
                                                ------------

Net Income (Loss)                               $         0
                                                ------------



                             TASA PRODUCTS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2004
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

                               TASA PRODUCTS LIMITED
                                   (Registrant)

   4-21-04                /S/  Michel E. Maes, General Partner
   (Date)                              (Signature)