Form 10-Q
period 2004-09-30
TASA PRODUCTS LTD
filed 2004-10-05
CIK 318346

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.

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

     b)   Reports on Form 8-K: None.


                                   Appendix A

                              TASA PRODUCTS LIMITED

                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
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


                              TASA PRODUCTS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

Royalty Revenue                            $  0

Expenses                                      0
                                           -----
Net Income (Loss)                          $  0

                              TASA PRODUCTS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2004
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

                                      TASA PRODUCTS LIMITED
                                           (Registrant)

10-5-04                          /S/ Michel E. Maes, General Partner
 (Date)                                     (Signature)