Form 10-K
period 2004-12-31
TASA PRODUCTS LTD
filed 2005-02-22
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For fiscal year ended:     December 31, 2004

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

On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7. Mr. Ronald Brown of Leach, Brown & Andersen, Seattle Washington, was appointed trustee. On May 11, 1990, the General Partners of the partnership filed an amended motion to dismiss the Chapter 7. This motion was granted and the partnership is no longer in bankruptcy

Item 4: Submission of Matters to a Vote of Security Holders


        None

Item 5: Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

        (a) There is no market for the Securities of the Registrant.

        (b) There are 590 investor limited partners as of December 31, 2004.

        (c) The partnership does not pay dividends. Royalties, based on a percentage of gross sales of the partnership products, if any, made by a licensee of the partnership's products are to be distributed to the partners, less reserves and payments for partnership operating, maintenance and reporting expenses as determined by the General Partners. Under terms of the present license agreement in place, royalties were owed on amounts collected by the licensee on sales made after September 1991 to be accrued and paid in the following accounting quarter starting with the first quarter of 1992. This arrangement was subsequently modified as described in Item 7 below.

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


Item 7: Management's Discussion and Analysis of the Financial
        Condition and Results of Operation


The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, total sales of $506,293 (cumulative over five years) were subject to royalties in 1999. A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999. In accordance with the sharing arrangement described below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999. Tax, Securities and Exchange

Commission, and Partnership Reporting expenses were not charged to the partnership in 1999. The net assets have changed from 0 to $12,118. The partnership made a distribution of $10,906 total to the limited partners in March 2000. A total of $1,212 was paid to two former secured creditors of the partnership in March 2000. No new royalties were accrued in the year 2001, 2002, 2003 or 2004 and the partnership had no income nor loss for 2004.

When ESC's bankruptcy was dismissed in May 1988, all remaining assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, represented by Mr. Thomas Murphy. These assets are primarily amounts owed to ESC by the partnerships and the rights to produce electronics products at CRC. The General Partners began discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on plans to recommercialize the electronic products. They were joined by Mr. Keith Nichols, who had purchased a portion of the electronics inventory from CRC when ESC was still in Chapter 11. After conducting preliminary market research and reaching a basic understanding with Mr. Murphy, a new company was formed in September 1988, called LINC Technology Corporation. The company was owned by Messrs. Maes, Steffey, and Nichols in the amount of 19% each; Mr. Murphy owned 10% and the balance of 33% was owned by outside investors. Mr. Nichols left the company in 1991 and is no longer an active participant, but remains a stockholder.

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the partnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occurred, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts. No 1065 and K-1 filings were required or done in 2003.

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occurred. In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs.

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

In 2004, a total of $62,363 of the partnerships' products were sold by Data-Linc Group. This compares with $89,475 in 2003, $60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $388,856.

Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphasis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calendar 2005 can not be predicted but are expected to remain modest. LINC has experienced some reduction in business in 2002 and 2003 due to a general downturn in the economy and expects some improvement in 2004 and 2005. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.


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

Michel E. Maes, age 67, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the

Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 68, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.


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

            By:                                    Date: 2-21-05

               Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

            By:                                    Date: 2-21-05

               Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.



                     TASA PRODUCTS LIMITED
                           BALANCE SHEET
                     DECEMBER 31, 2004 AND 2003
                            (UNAUDITED)


                                         12/31/04    12/31/03

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

The accompanying notes are an integral part of the financial statements



                       TASA PRODUCTS LIMITED
                        STATEMENT OF INCOME
                        FOR THE YEAR ENDING
                  DECEMBER 31, 2004, 2003, & 2002
                           (UNAUDITED)


                              12/31/04     12/31/03     12/31/02

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

The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 2004, 2003, & 2002
                                   (UNAUDITED)




                                       12/31/04  12/31/03  12/31/02

    Net Cash From Operating Activities    $   0         0         0
    Net Cash Used By Investing Actvts.        0         0         0
    Net Cash From Financing Actvts            0         0         0
    Net Increase In Cash                                0         0
       Cash At Beginning of Period             0         0         0
       Cash At End Of Period                  0         0         0





                         TASA  PRODUCTS LIMITED
                     STATEMENT OF PARTNERS' CAPITAL
                           FOR THE YEAR ENDING
                     DECEMBER 31, 2004, 2003 & 2002
                               (UNAUDITED)


                                12/31/04    12/31/03    12/31/02


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

          Inventories

The partnership has no inventories.

          Property and Equipment

The partnership has no tangible properties.

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

Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure was suspended for the years beyond 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. As of February 2005, no final settlement has been reached with the former secured creditors of the Partnership's affiliate regarding the debt owed by the Partnership. No further interest was accrued after 1986 by agreement with the secured creditor.

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

In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs.