Form 10-Q
period 2005-03-31
TASA PRODUCTS LTD
filed 2005-04-20
CIK 318346

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

     b)   Reports on Form 8-K: None.


                              Appendix A

                         TASA PRODUCTS LIMITED

                             BALANCE SHEET
                            MARCH 31, 2005
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


                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                              MARCH 31, 2005
                                (UNAUDITED)


Royalty Revenue                                    $  0

Expenses                                              0
                                                  ------
Net Income (Loss)                                  $  0


                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               MARCH 31, 2005
                                (UNAUDITED)


Net Cash Provided By Operating Activities          $   0

Net Cash Distribution to Partners                      0

Net Cash Distribution to Creditors                     0

Net Cash Used By Investing Activities                  0

Net Cash Provided By Financing Activities              0
                                                  -------
Net Increase In Cash                                   0

  Cash At Beginning Of Period                          0
                                                  -------
  Cash At End Of Period                            $   0


                            SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TASA PRODUCTS LIMITED
                                     (Registrant)

     4-20-05              /S/ Michel E. Maes, General Partner
     (Date)                       (Signature)