Form 10-K/A
period 2004-12-31
TASA PRODUCTS LTD
filed 2005-08-19
CIK 318346

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

                           Yes                    No   X

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


Item 7:   Management's Discussion and Analysis of the Financial
          Condition and Results of Operation

The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below. The partnership conducts no operations itself and its revenues will be solely from royalty income. Under the terms of a new license now in effect, total sales of $506,293 (cumlative over five years) were subject to royalties in 1999. A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999. In accordance with the sharing arrangement discribed below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999. Tax, Securities and Exchange

Commission, and Partnership Reporting expenses were not charged to the partnership in 1999. The net assets have changed from 0 to $12,118. The partnership made a distribution of $10,906 total to the limited partners in March 2000. A total of $1,212 was paid to two former secured creditors of the partnership in March 2000. No new royalties were accrued in the year 2001, 2002, 2003 or 2004 and the partnersip had no income nor loss for 2004.

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

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 2005 can not be predicted but are expected to remain modest. LINC has experienced some reduction in business in 2002 and 2003 due to a general downturn in the economy and expects some improvement in 2004 and 2005. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.


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

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-K report and have concluded that the disclosure controls and procedures are effective.

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



Registrant:   TASA PRODUCTS LIMITED


            By:                                    Date: 2-21-05
                                Amended and resubmitted: 8-17-05

                 Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

            By:                                     Date: 2-21-05
                                 Amended and resubmitted: 8-17-05

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