Form 10-Q/A
period 2005-03-31
TASA PRODUCTS LTD
filed 2005-08-19
CIK 318346

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2005
                                   (UNAUDITED)

Net Cash Provided By Operating Activities  $  0

Net Cash Distribution to Partners             0

Net Cash Distribution to Creditors            0

Net Cash Used By Investing Activities         0

Net Cash Provided By Financing Activities     0
                                           ----
Net Increase In Cash                          0

    Cash At Beginning Of Period               0
                                           ----
    Cash At End Of Period                  $  0

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

Amended and resubmitted 8-17-05, /S/ Michel E. Maes, General Partner