Form 10-Q
period 2005-09-30
TASA PRODUCTS LTD
filed 2005-11-07
CIK 318346

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

     b)   Reports on Form 8-K: None.

Item 9:   Disagreements on Accounting and Financial Disclosure Matters

TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A   Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure.

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-K report and have concluded that the disclosure controls and proceedures are effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



9B   Other Information

None

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                                  SEPT 30, 2005
                                   (UNAUDITED)


ASSETS
Cash                                                       $         0
Royalties Receivable                                                 0
      TOTAL CURRENT ASSETS                                 $         0
                                                           ------------

Intangible Assets Less Amortization                                  0
Receivable from Affiliates Less Allowance                            0
      TOTAL ASSETS                                         $         0
                                                           ------------


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                                           $         0
Taxes Payable                                                        0
      TOTAL CURRENT LIABILITIES                                      0
                                                           ------------

Payable to Creditors (Non-Recourse)                          2,383,607

      TOTAL LIABILITIES                                      2,383,607
                                                           ------------

Partners' Capital                                           (2,383,607)
      TOTAL LIABILITIES
      AND PARTNER'S EQUITY                                           0

                              TASA PRODUCTS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                  SEPT 30, 2005
                                   (UNAUDITED)


Royalty Revenue                                            $   0

Expenses                                                       0
                                                           -----
Net Income (Loss)                                          $   0

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                  SEPT 30, 2005
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

                                   TASA PRODUCTS LIMITED
                                       (Registrant)

11-2-05                  /S/ Michel E. Maes, Co-General Partner
(Date)                           (Signature)