Form 10-K
period 2005-12-31
TASA PRODUCTS LTD
filed 2006-03-24
CIK 318346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    December 31, 2005
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number      0-9773
                       ---------------------------------------------------------

                              TASA PRODUCTS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               WASHINGTON                             91-1121874
      ------------------------------                ---------------
     (State or other jurisdiction of               (I.R.S. employer
      incorporation or organization)              identification no.)

                        14508 SE 51St, Bellevue, WA 98006
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


(Registrant's telephone number, including area code)          425-746-6761
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                            --------------------

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       N/A                                                 N/A

           Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                                (Title of Class)

                          PARTNERSHIP UNITS-NON-TRADING
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 [ ] Yes  [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        [ ] Yes  [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated Filer [ ]    Accelerated Filer [ ]   Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.)                      [ ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

     Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of the latest practicable date.      N/A

                      DOCUMENTS INCORPORATED BY REFERENCE.

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

          (b) There are 590 investor limited partners as of December 31, 2005.

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period. The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts. No 1065 and K-1 filings were reqired or done in 2005.

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

In 20054, a total of $68,638 of the partnerships' products were sold by Data-Linc Group. This compares with $62,363 in 2004, $89,475 in 2003, $60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $457,494.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Michel E. Maes, age 68, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 69, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

                                    PART IV

Item 14:a) Documents filed as part of this Annual Report:
           Unaudited financial statements, filed in accordance with Reg. 210.3-11 of Regulation S-X.

        b) Reports on Form 8-K:
           None

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Registrant:   TASA PRODUCTS LIMITED

        By:                                    Date: 3-22-06

              Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

        By:                                     Date: 3-22-06

              Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

                         TASA PRODUCTS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2005 AND 2004
                                (UNAUDITED)


                                              12/31/05     12/31/04
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

The accompanying notes are an integral part of the financial statements

                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2005, 2004, & 2003
                               (UNAUDITED)


                                12/31/05  12/31/04  12/31/03
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

The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 2005, 2004, & 2003
                                   (UNAUDITED)

                                     12/31/05  12/31/04  12/31/03
Net Cash From Operating Activities  $       0         0         0
Net Cash Used By Investing Actvts.          0         0         0
Net Cash From Financing Actvts              0         0         0
Net Increase In Cash                                  0         0
  Cash At Begining of Period                0         0         0
  Cash At End Of Period                     0         0         0

                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2005, 2004 & 2003
                                   (UNAUDITED)


                                 12/31/05     12/31/04     12/31/03
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