Form 10-Q
period 2006-03-31
TASA PRODUCTS LTD
filed 2006-05-05
CIK 318346

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 3-31-06.


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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


9B   Other Information

None

                                   Appendix A

                             TASA PRODUCTS LIMITED
                                 BALANCE SHEET
                                 March 31, 2006
                                  (UNAUDITED)

ASSETS
Cash                                       $          0
Royalties Receivable                                  0
                                           -------------
        TOTAL CURRENT ASSETS               $          0

Intangible Assets Less Amortization                   0
Receivable from Affiliates Less Allowance             0
                                           -------------
        TOTAL ASSETS                       $          0


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                           $          0
Taxes Payable                                         0
                                           -------------
        TOTAL CURRENT LIABILITIES                     0

Payable to Creditors (Non-Recourse)           2,383,607

                                           -------------
        TOTAL LIABILITIES                     2,383,607

Partners' Capital                            (2,383,607)
                                           -------------
        TOTAL LIABILITIES
        AND PARTNER'S EQUITY                          0

                           TASA PRODUCTS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               MARCH 31, 2006
                                (UNAUDITED)

Royalty Revenue                            $          0

Expenses                                              0
                                           -------------
Net Income (Loss)                          $          0

                           TASA PRODUCTS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               MARCH 31, 2006
                                (UNAUDITED)

Net Cash Provided By Operating Activities  $          0

Net Cash Distribution to Partners                     0

Net Cash Distribution to Creditors                    0

Net Cash Used By Investing Activities                 0

Net Cash Provided By Financing Activities             0
                                           -------------
Net Increase In Cash                                  0

  Cash At Beginning Of Period                         0
                                           -------------
  Cash At End Of Period                    $          0

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TASA PRODUCTS LIMITED
                                  (Registrant)

      5-2-06         /S/ Michel E. Maes, Co-General Partner
      (Date)                  (Signature)