Form 10-Q
period 2006-09-30
TASA PRODUCTS LTD
filed 2006-10-26
CIK 318346

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 9-30-06.


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

There were no changes in our internal control over financial reporting during the three months ended Septembere 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


9B   Other Information

None

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                               September 30, 2006
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

                              TASA PRODUCTS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                               September 30, 2006
                                   (UNAUDITED)

Royalty Revenue                                  $        0

Expenses                                                  0
                                                 ----------
Net Income (Loss)                                $        0

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                               September 30, 2006
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

                                TASA PRODUCTS LIMITED
                                     (Registrant)

          10-24-06         /S/ Michel E. Maes, Co-General Partner
          (Date)                  (Signature)