Form 10-K
period 2006-12-31
TASA PRODUCTS LTD
filed 2007-03-08
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For fiscal year ended:     December 31, 2006

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

                            Yes [X]           No [ ]

Indicate by check mark whether the registrant (1) has Shell company status, (2) has Voluntary filer status, (3) has Well- known seasoned issuer status or (4) has Accelerated status.

Shell company status                         Yes [_]     No [X]

Voluntary filer status                       Yes [_]     No [X]

Well known seasoned issuer status            Yes [_]     No [X]

Accelerated status                           Yes [_]     No [X]

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

           None

Item 5: Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

           (a)  There is no market for the Securities of the  Registrant.

           (b)  There are 588 imited partners as of December 31,  2006.

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

In 2006, a total of 93,189 of the partnerships' products were sold by Data-Linc Group. This compares with $68,638 in 2005, $62,363 in 2004, $89,475 in 2003,
$60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $550,683.

Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphisis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calender 2006 can not be predicted but are expected to remain modest. LINC has experienced some reduction in business from 2002 through 2006 due to increased competition but expects some improvement in 2007. Data-Linc has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Michel E. Maes, age 69, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 70, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

        By:                                  Date: 3-05-07

               Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of   1934, this
report has been signed below by the following person on   behalf of the
registrant and in the capacity and on the date   indicated.

        By:                                  Date: 3-05-07

               Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to   security
holders.

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                           DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)


                                             12/31/06     12/31/05
ASSETS

Current Assets:
Cash                                       $         0            0
Royalties Receivable                                 0            0
                                                    --           --

    TOTAL CURRENT ASSETS                   $         0            0

Intangible Assets Less Amortization                  0            0
Receivable from Affiliates Less Allowance            0            0

    TOTAL ASSETS                                     0            0


LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable                           $         0            0
Taxes Payable                                        0            0
Reporting Reserve                                    0            0


    TOTAL CURRENT LIABILITIES                        0            0

Payable to Former Secured Creditors          2,383,607    2,383,607
                                                    --           --

    TOTAL LIABILITIES                        2,383,607    2,383,607

Partners' Capital                           (2,383,607)  (2,383.607)
                                                    --           --

TOTAL LIABILITIES AND PARTNER'S EQUITY               0            0

The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                               STATEMENT OF INCOME
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2006, 2005, & 2004
                                   (UNAUDITED)

                                12/31/06  12/31/05  12/31/04
Revenue
Royalty Revenue                        0         0         0
Other Revenue                          0         0         0
                                      --        --        --

          TOTAL REVENUE                0         0         0

Costs and Expenses:
Bank Charges                           0         0         0
Commissions                            0         0         0
Filing Fee for 10-K                    0         0         0
Operating Expense  (Reporting)         0         0         0
Reporting Reserve                      0         0         0
Professional Fees                      0         0         0
Supplies                               0         0         0
Taxes                                  0         0         0
                                      --        --        --

      TOTAL COSTS AND EXPENSES         0         0         0

Net Income (Loss)                      0         0         0

The accompanying notes are an integral part of the financial statements

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDING
                         DECEMBER 31, 2006, 2005, & 2004
                                   (UNAUDITED)

                                    12/31/06   12/31/05  12/31/04
Net Cash From Operating Activities  $       0         0         0
Net Cash Used By Investing Actvts.          0         0         0
Net Cash From Financing Actvts              0         0         0
Net Increase In Cash                                  0         0
  Cash At Begining of Period                0         0         0
  Cash At End Of Period                     0         0         0

                             TASA  PRODUCTS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2006, 2005 & 2004
                                   (UNAUDITED)

                                12/31/06     12/31/05     12/31/04

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