Form 10-Q
period 2007-03-31
TASA PRODUCTS LTD
filed 2007-05-08
CIK 318346

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

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occured. In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totalling $30,000, instead of $15,000 to be divided among all individual limited partners, the amount will be $30,000. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs. As a result of this new arrangement,no royalties accrued in this fiscal period.

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 3-31-07.


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

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and proceedures are effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B   Other Information

None

                                   Appendix A

                              TASA PRODUCTS LIMITED
                                  BALANCE SHEET
                                 March 31, 2007
                                   (UNAUDITED)

ASSETS
Cash                                        $         0
Royalties Receivable                                  0
                                            ------------
     TOTAL CURRENT ASSETS                   $         0

Intangible Assets Less Amortization                   0
Receivable from Affiliates Less Allowance.            0
                                            ------------
     TOTAL ASSETS                           $         0


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                            $         0
Taxes Payable                                         0
                                            ------------
     TOTAL CURRENT LIABILITIES                        0

Payable to Creditors (Non-Recourse)           2,383,607
                                            ------------
     TOTAL LIABILITIES                        2,383,607

Partners' Capital                            (2,383,607)
                                            ------------

     TOTAL LIABILITIES
     AND PARTNER'S EQUITY                             0

                              TASA PRODUCTS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 March 31, 2007
                                   (UNAUDITED)

Royalty Revenue                             $         0

Expenses                                              0
                                            ------------
Net Income (Loss)                           $         0

                              TASA PRODUCTS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 March 31, 2007
                                   (UNAUDITED)


Net Cash Provided By Operating Activities   $         0

Net Cash Distribution to Partners                     0

Net Cash Distribution to Creditors                    0

Net Cash Used By Investing Activities                 0

Net Cash Provided By Financing Activities             0
                                            ------------
Net Increase In Cash                                  0

     Cash At Beginning Of Period                      0
                                            ------------
     Cash At End Of Period                  $         0
                                            ------------

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TASA PRODUCTS LIMITED
                                       (Registrant)

      5-4-07              /S/ Michel E. Maes, Co-General Partner
      (Date)                           (Signature)