Form 10-Q
period 2007-06-30
TASA PRODUCTS LTD
filed 2007-07-31
CIK 318346

10-Q

Commission File Number: 0-9773

TASA PRODUCTS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	91-1121874
(State or other Jurisdiction of incorporation or organization)	(IRS Employer ID No.)

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

Yes ☒	No ☐

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206.  Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter.  The company concentrates on industrial data communications.  There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.  No royalties or expenses were accrued by or paid to the partnership in the quarter ending 6-30-07.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The staff of the Securities and Exchange Commission's Division of Enforcement recommended to the Commission that it authorize the staff to file a civil injunction action against the Partnership and Messrs. Maes and Steffey to require timely filing of reports with the commission.  Such an injunction was entered on June 25, 1986.All subsequent reports have been timely filed.

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

b) Reports on Form 8-K: None.

Item 9: Disagreements on Accounting and Financial Disclosure Matters

TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure.

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and proceedures are effective. There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 9B Other Information

 None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS
Cash$	0
Royalties Receivable	0
TOTAL CURRENT ASSETS	$0

Intangible Assets Less Amortization	0
Receivable from Affiliates Less Allowance	0

TOTAL ASSETS	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0
Taxes Payable	0

TOTAL CURRENT LIABILITIES	0

Payable to Creditors (Non-Recourse)	2,383,607

TOTAL LIABILITIES	2,383,607

Partners' Capital	(2,383,607)

TOTAL LIABILITIES
AND PARTNER'S EQUITY	0

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
June 30, 2007
(UNAUDITED)

Royalty Revenue	$0

Expenses	0

Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
June 30, 2007
(UNAUDITED)

Net Cash Provided By Operating Activities	$0

Net Cash Distribution to Partners	0

Net Cash Distribution to Creditors	0

Net Cash Used By Investing Activities	0

Net Cash Provided By Financing Activities	0

Net Increase In Cash	0

Cash At Beginning Of Period	0
Cash At End Of Period	$0

SIGNATURES

 Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASA PRODUCTS LIMITED
(Registrant)

7-26-07	/S/ Michel E. Maes, Co-General Partner
(Date)	(Signature)