Form 10-Q
period 2007-09-30
TASA PRODUCTS LTD
filed 2007-10-17
CIK 318346

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

Yes:  ☒               No:  ☐

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206.  Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter.  The company concentrates on industrial data communications.  There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.  No royalties or expenses were accrued by or paid to the partnership in the quarter ending 9-30-07.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
Sept. 30, 2007
(UNAUDITED)

ASSETS
Cash	$0
Royalties Receivable	0
TOTAL CURRENT ASSETS	$0

Intangible Assets Less Amortization	0
Receivable from Affiliates Less Allowance	0
TOTAL ASSETS	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0
Taxes Payable	0
TOTAL CURRENT LIABILITIES	0

Payable to Creditors (Non-Recourse)	2,383,607

TOTAL LIABILITIES	2,383,607

Partners' Capital	(2,383,607)
TOTAL LIABILITIES
AND PARTNER'S EQUITY	0

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
Sept. 30, 2007
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

TASA PRODUCTS LIMITED
(Registrant)

10-10-07	S/ Michel E. Maes, Co-General Partner
(Date)	(Signature)