Form 10-K
period 2007-12-31
TASA PRODUCTS LTD
filed 2008-03-04
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended:	December 31, 2007

Commission File Number:	0-9773

TASA PRODUCTS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	91-1121874
(State or other Jurisdiction of incorporation or organization)	(IRS Employer ID No.)

14508 SE 51st, Bellevue, WA  98006
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  (425) 746-6761

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant (1) has Shell company status, (2) has Voluntary filer status, (3) has Well-known seasoned issuer status or (4) has Accelerated status.

Shell company status	Yes ☐ No ☒

Voluntary filer status	Yes ☐ No ☒

Well-known seasoned issuer status	Yes ☐ No ☒

Accelerated status	Yes ☐ No ☒

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

(b)     There are 588 Limited partners as of December 31, 2006.

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

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occurred.  In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks.  Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received.  The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners.  As a result, a smaller percentage of the royalty would go to tax form and check preparation costs. Accounting information in early 2008 indicated that the $600,000 point had been reached so Linc Technology will pay out the appropriate amount near the end of 2008 and send checks and IRS k-1 forms in early 2009.

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

In 2007, a total of 78,644 of the partnerships' products were sold by Data-Linc Group.  This compares with $93,189 in 2006 $68,638 in 2005, $62,363 in 2004, $89,475 in 2003, $60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $550,683.

Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphasis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future.  Sales of partnership products for calendar 2008 can not be predicted but are expected to remain modest.  LINC has experienced some reduction in business from 2002 through 2007 due to increased competition but expects some improvement in 2008.  Data-Linc  has modest working capital and does not do significant advertising.  LINC relies on Distributors to generate most of its sales leads.  Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

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

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure.

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-K report and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The Partnership has no directors or officers.  Management of the Partnership is vested in the General Partners.  The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is set forth below.

Michel E. Maes, age 70, graduated from the University of Washington in Physics in 1959.  He subsequently did post-graduate work in various phases of physics.  He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC.  Mr. Maes is now President of LINC Technology Corporation.

James R. Steffey, age 71, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972.  From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm.  He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC.  Mr. Steffey is now Vice-President of Marketing of LINC Technology Corporation.  Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

Registrant:	TASA PRODUCTS LIMITED

By:		Date: 2-29-08
Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:		Date: 2-29-08
Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

TASA PRODUCTS LIMITED
BALANCE SHEET
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	12/31/07	12/31/06

ASSETS

Current Assets:
Cash	$0	0
Royalties Receivable	0	0
	__	__

TOTAL CURRENT ASSETS	$0	0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0

TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable	$0	0
Taxes Payable	0	0
Reporting Reserve	0	0

TOTAL CURRENT LIABILITIES	0	0

Payable to Former Secured Creditors	2,383,607	2,383,607
	__	__

TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383.607)
	__	__

TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2007, 2006, & 2005
(UNAUDITED)

	12/31/07	12/31/06	12/31/05

Revenue
Royalty Revenue	0	0	0
Other Revenue	0	0	0
	__	__	__

TOTAL REVENUE	0	0	0

Costs and Expenses:
Bank Charges	0	0	0
Commissions	0	0	0
Filing Fee for 10-K	0	0	0
Operating Expense (Reporting)	0	0	0
Reporting Reserve	0	0	0
Professional Fees	0	0	0
Supplies	0	0	0
Taxes	0	0	0
	__	__	__

TOTAL COSTS AND EXPENSES	0	0	0

Net Income (Loss)	0	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2007, 2006, & 2005
(UNAUDITED)

	12/31/07	12/31/06	12/31/05

Net Cash From Operating Activities	$0	0	0
Net Cash Used By Investing Actvts.	0	0	0
Net Cash From Financing Actvts	0	0	0
Net Increase In Cash		0	0
Cash At Begining of Period	0	0	0
Cash At End Of Period	0	0	0

TASA  PRODUCTS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2007, 2006 & 2005
(UNAUDITED)

	12/31/07	12/31/06	12/31/05

Contributions by Partners	0	0	0

Capital Withdrawals	0	0	0

Syndication Costs	0	0	0

Accumulated Surplus (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

Net Income (Loss)	0	0	0

Partners' Capital (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

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