Form 10-Q
period 2008-03-31
TASA PRODUCTS LTD
filed 2008-04-30
CIK 318346

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

LINC filed a registration statement with the State of Washington, under the ULOR provision, for sale of up to $450,000 worth of its  common stock, which became effective May 9, 1989.  No stock was sold under the offering and it was withdrawn on May 10, 1990.  Thus far LINC has supported its growth from its own cash flow. LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206.  Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter.  The company concentrates on industrial data communications.  There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.  No royalties or expenses were accrued by or paid to the partnership in the quarter ending 3-31-08.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
March 31, 2008
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
March 31, 2008
(UNAUDITED)

Royalty Revenue	$0

Expenses	0
Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
March 31, 2008
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

TASA PRODUCTS LIMITED
(Registrant)

4-28-08	/S/ Michel E. Maes, Co-General Partner
(Date)	(Signature)