Form 10-Q
period 2008-09-30
TASA PRODUCTS LTD
filed 2008-10-15
CIK 318346

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206.  Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter.  The company concentrates on industrial data communications.  There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.  No royalties or expenses were accrued by or paid to the partnership in the quarter ending 9-30-08.

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

Item 2:	Changes In Securities: None

Item 3:	Defaults U on Senior Securities: None

Item 4:	Submission Of Matters To A Vote Of Security Holders: None

Item 5:	Other Information: None

Item 6:	Exhibits, Financial Statement Schedules, and Re orts on Form 8-K

a)	Documents filed as art of this Re ort: Unaudited financial statement.

b)	Re orts on Form 8-K: None.

Item 9:	Disagreements on Accounting and Financial Disclosure Matters

TASA has no inde endent accountant at  resent, in accordance with Rule 3-11 of Regulation S-X

Item 9A	Controls and procedures

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

There were no changes in our internal control over financial reporting during the three months ended Sept. 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TASA PRODUCTS LIMITED
(Registrant)

10-14-08	/S/ Michel E. Maes, Co-General Partner
(Date)	(Signature)