Form 10-K
period 2008-12-31
TASA PRODUCTS LTD
filed 2009-03-13
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended:	December 31, 2008

Commission File Number:	0-9773

TASA PRODUCTS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	91-1121874
(State or other Jurisdiction of incorporation or organization)	(IRS Employer ID No.)

14508 SE 51st, Bellevue, WA  98006
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  (425) 746-6761

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

On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7.  Mr.  Ronald Brown of Leach, Brown & Andersen, Seattle Washington, was appointed trustee.  On May 11, 1990, the General Partners of the partnership filed an ammended motion to dismiss the Chapter 7.  This motion was granted and the partnership is no longer in bankruptcy.

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

TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock.  A summary of financial activity for 2008 is a follows:

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%).  Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period.  The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter.  The royalty is divided between partnerships in the case of joint ownership of product rights.  TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM.  In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses.  Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected.  At that point, a lump sum royalty payment of $15,000.00 will be paid to the patrnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership.  After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occurred, after which a second lump sum of $15,000.00 is due, and so forth.  LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense.  Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues.  Filings of 1065 and K-1 forms were done in March 2000 for year 1999.  Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts.  No 1065 and K-1 filings were reqired or done in 2008.

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occurred.  In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks.  Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00.  In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received.  The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners.  As a result, a smaller percentage of the royalty would go to tax form and check preparation costs.  Accounting information in early 2008 indicated that the $600,000 point had been reached so Linc Technology will pay out the appropriate amount near the end of 2008 and send checks and IRS k-1 forms in early 2009.  However, the world-wide recession had a severe impact on Linc Technology starting in mid 2008 and has involved layoofs and salary cuts.  As a result in the decline of business, Linc Technology was not able to make the royalty payment so no distribution was made to the Limited Partners and no IRS K-1s were issued.  It is hoped that the royalty payment can be made in late 2009, but there can be no assurance of that.LINC Technology Corporation's address is 3535 Factoria Blvd.  S.E., Bellevue, WA 98006; telephone 425-882-2206.  LINC Technology Corporation uses the DBA of DATA-LINC Group.

As previously reported, one remaining item from the dismissal of Energy Sciences Corporation's bankruptcy is the residual amount initially owed to ESC by the partnership, and then to the law firm of Murphy & Elgot.  Mr.  Murphy has passed away and the debt is now owed to his former partner, Mr.  Elgot.  No specific payment schedule or percentage of the partnership's overall royalty cash flow has been established to settle the debt.  Mr.  Elgot occasionally doeslegal work for LINC Technology Corporation.

The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be continually assured.  Sales on products licensed from the partnership were $200,969 in 1999, $107,768 in 1998, $90,377 in 1997, $47,000 in 1996 and $60,000 in 1995.  This resulted in the royalty distribution early 2000.

In 2008, a total of 20,444 of the partnerships' products were sold by Data-Linc Group.  This compares with $78,644 in 2007, $93,189 in 2006 $68,638 in 2005, $62,363 in 2004, $89,475 in 2003,$60,965 for 2002, $111,551 for 2001 and $64,502 for 2000.  The cumulative total is now $629,327.

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

Item 9:	Disagreements on Accounting and Financial Disclosure Matters

TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A:	Controls and Procedures

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially  affect, our internal control over financial reporting.

Item 9B:	Other Information

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The Partnership has no directors or officers.  Management of the Partnership is vested in the General Partners.  The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is set forth below.

Michel E.  Maes, age 71, graduated from the University of Washington in Physics in 1959.  He subsequently did post-graduate work in various phases of physics.  He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971.  Up until December 5, 1986, Mr.  Maes served as Chairman of the Board at ESC.  Mr.  Maes has semi-retired and is longer President or on the Board of Directors of LINC Technology Corporation.

James R.  Steffey, age 72, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics.  He was Director of International Operations at Explosives Corporation of America from 1969 to 1972.  From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm.  He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC.  Mr.  Steffey is now President of LINC Technology Corporation.  Mr.  Steffey was not closely involved with the technical aspects of the  Partnership's activities.

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

Registrant:	TASA PRODUCTS LIMITED

By:	Michel E. Maes, General Partner	Date: 3-11-09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	Michel E. Maes, General Partner	Date: 3-11-09

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to  security holders.

TASA PRODUCTS LIMITED
BALANCE SHEET
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	12/31/08	12/31/07

ASSETS

Current Assets:
Cash	$0	0
Royalties Receivable	0	0

TOTAL CURRENT ASSETS	$0	0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0

TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable	$0	0
Taxes Payable	0	0
Reporting Reserve	0	0

TOTAL CURRENT LIABILITIES	0	0

Payable to Former Secured Creditors	2,383,607	2,383,607

TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383.607)

TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2008, 2007, & 2006
(UNAUDITED)

	12/31/08	12/31/07	12/31/06

Revenue
Royalty Revenue	0	0	0
Other Revenue	0	0	0

TOTAL REVENUE	0	0	0

Costs and Expenses:
Bank Charges	0	0	0
Commissions	0	0	0
Filing Fee for 10-K	0	0	0
Operating Expense (Reporting)	0	0	0
Reporting Reserve	0	0	0
Professional Fees	0	0	0
Supplies	0	0	0
Taxes	0	0	0

TOTAL COSTS AND EXPENSES	0	0	0

Net Income (Loss)	0	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2008, 2007, & 2006
(UNAUDITED)

	12/31/08	12/31/07	12/31/06

Net Cash From Operating Activities	$0	0	0
Net Cash Used By Investing Actvts.	0	0	0
Net Cash From Financing Actvts	0	0	0
Net Increase In Cash		0	0
Cash At Begining of Period	0	0	0
Cash At End Of Period	0	0	0

TASA PRODUCTS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2008, 2007 & 2006
(UNAUDITED)

	12/31/08	12/31/07	12/31/06

Contributions by Partners	0	0	0

Capital Withdrawals	0	0	0

Syndication Costs	0	0	0

Accumulated Surplus (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

Net Income (Loss)	0	0	0

Partners' Capital (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

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