Form 10-Q
period 2009-03-31
TASA PRODUCTS LTD
filed 2009-05-11
CIK 318346

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

LINC Technology had planned to make a distribution the the partnership in late 2008.  The accrual and distribution at the end of 2008, the the effects of the ressesion prevented that from happening.  It is hoped the the accrual and distribution can take place in late 2009.

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206.  Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter.  The company concentrates on industrial data communications.  There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.  No royalties or expenses were accrued by or paid to the partnership in the quarter ending 3-31-09.

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
March 31, 2009
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
March 31, 2009
(UNAUDITED)

Royalty Revenue	$0

Expenses	0
Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
March 31, 2009
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

TASA PRODUCTS LIMITED
(Registrant)

5-5-9	/S/ Michel E. Maes, Co-General Partner
(Date)	(Signature)