Form 10-Q
period 2009-06-30
TASA PRODUCTS LTD
filed 2009-07-30
CIK 318346

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206.  Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter.  The company concentrates on industrial data communications.  There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership.  No royalties or expenses were accrued by or paid to the partnership in the quarter ending 6-30-09.

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

None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
June 30, 2009
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
June 30, 2009
(UNAUDITED)

Royalty Revenue	$0

Expenses	0
Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
June 30, 2009
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

TASA PRODUCTS LIMITED
(Registrant)

7-28-9	/S/ Michel E. Maes, Co-General Partner
(Date)	(Signature)