Form 10-K
period 2009-12-31
TASA PRODUCTS LTD
filed 2010-03-23
CIK 318346

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended:  December 31, 2009

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

Reserved

Item 5:    Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

(a)  There is no market for the Securities of the Registrant.

(b)  There are 588 Limited partners as of December 31, 2009.

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

Item 6:    Selected Financial Data

TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock.  A summary of financial activity for 2009 is a follows:

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

When ESC's bankruptcy was dismissed in May 1988, all remaining assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, represented by Mr. Thomas Murphy.  These assets are primarily amounts owed to ESC by the partnerships and the rights to produce electronics products at CRC.  The General Partners began discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on plans to re-commercialize the electronic products.  They were joined by Mr. Keith Nichols, who had purchased a portion of the electronics inventory from CRC when ESC was still in Chapter 11.  After conducting preliminary market research and reaching a basic understanding with Mr. Murphy, a new company was formed in September 1988, called LINC Technology Corporation. The company was owned by Messrs. Maes, Steffey, and Nichols in the amount of 19% each; Mr. Murphy owned 10% and the balance of 33% was owned by outside investors.  Mr. Nichols left the company in 1991 and is no longer an active participant, but remains a stockholder.

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%). Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period.  The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter.  The royalty is  divided between partnerships in the case of joint ownership of product rights.  TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM.  In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses.  Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected.  At that point, a lump sum royalty payment of $15,000.00 will be paid to the partnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership.  After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occurred, after which a second lump sum of $15,000.00 is due, and so forth.   LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense.  Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty accrues.  Filings of 1065 and K-1 forms were done in March 2000 for year 1999.  Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts.  No 1065 and K-1 filings were required or done in 2009.

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occurred.  In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks.  Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received.  The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners.  As a result, a smaller percentage of the royalty would go to tax form and check preparation costs. Accounting information in early 2008 indicated that the $600,000 point had been reached so Linc Technology would pay out the appropriate amount near the end of 2008 and send checks and IRS k-1 forms in early 2009. However, the world-wide recession had a severe impact on Linc Technology starting in mid 2008 and has involved layoffs and salary cuts. That remained the     case through 2009. As a result in the decline of business, Linc Technology was not able to make the royalty payment so no distribution was made to the Limited Partners and no IRS K-1s were issued.  It is hoped that the royalty payment can be made in late 2010, but there can be no assurance of that.

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA  98006; telephone 425-882-2206.  LINC Technology Corporation uses the DBA of DATA-LINC Group.

As previously reported, one remaining item from the dismissal of Energy Sciences Corporation's bankruptcy is the residual amount initially owed to ESC by the partnership, and then to the law firm of Murphy & Elgot.  Mr. Murphy has passed away and the debt is now owed to his former partner, Mr. Elgot.  No specific payment schedule or percentage of the partnership's overall royalty cash flow has been established to settle the debt.  Mr. Elgot has occasionally done legal work for LINC Technology Corporation.

The partnership's ultimate success is dependant on LINC's ability to generate sales and to obtain capital, which can not be continually assured.  Sales on products licensed from the partnership were $200,969 in 1999, $107,768 in 1998, $90,377 in 1997, $47,000 in 1996 and $60,000 in 1995.  This resulted in the royalty distribution early 2000.

In 2008, a total of $20,444 of the partnerships' products were sold by Data-Linc Group.  This compares with $78,644 in 2007, $93,189 in 2006 $68,638 in 2005, $62,363 in 2004, $89,475 in 2003,$60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $629,327.  No accounting has yet been done for 2009.

Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphasis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future.  Sales of partnership products for calendar 2010 can not be predicted but are expected to remain modest.  LINC has experienced some reduction in business from 2002 through 2009 due to increased competition but expects some improvement in 2010.  Data-Linc  has modest working capital and does not do significant advertising.  LINC relies on Distributors to generate most of its sales leads.  Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

Item 8:    Financial Statements and Supplementary Data

(a)  Unaudited financial statements, submitted in accordance with Reg. 210.3-11 of Regulation S-X, are attached as Exhibit 1 and are herein incorporated by reference.

Item 9:    Disagreements on Accounting and Financial Disclosure Matters

TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A    Management's Report on Internal Control Over Financial Reporting and Procedures

Management of the Partnership is responsible for preparing the Partnership's annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting.

The Partnership's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.  There are inherent limitations to any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation..  Further, because of changes in conditions, effectiveness of internal control can vary over time.

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2009 the end of the period covered by this Form 10-K report.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Partnership's internal    control over financial reporting was effective.

This annual report does not include an attestation report by the Partnership's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

9B   Other Information

None

PART III

Item 10:   Directors and Executive Officers of the Registrant

The Partnership has no directors or officers.  Management of the Partnership is vested in the General Partners.  The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is set forth below.

Michel E. Maes, age 72, graduated from the University of Washington in Physics in 1959.  He subsequently did post-graduate work in various phases of physics.  He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC.  Mr. Maes is no longer President or on the Board of Directors of LINC Technology Corporation.

James R. Steffey, age 73, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972.  From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm.  He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC.  Mr. Steffey is now President of LINC Technology Corporation.  Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

Item 11:   Executive Compensation

The Partnership has no directors, officers or employees and thus pays no direct compensation.  The General Partners were paid a one-time management fee in 1982.  The General Partners and their affiliates received certain compensation as described in the table "Compensation and Fees to General Partners and Affiliates" in the Prospectus which is hereby incorporated by reference.  The General Partners are paid no bonuses and are reimbursed for out-of-pocket expenses, not including labor, when and if funds are available.

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

Registrant:   TASA PRODUCTS LIMITED

By:	Date: 3-16-10
Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	Date: 3-16-10
Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

TASA PRODUCTS LIMITED
BALANCE SHEET
DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	12/31/09	12/31/08

ASSETS

Current Assets:
Cash	$0	0
Royalties Receivable	0	0

TOTAL CURRENT ASSETS	$0	0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0

TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable	$0	0
Taxes Payable	0	0
Reporting Reserve	0	0

TOTAL CURRENT LIABILITIES	0	0

Payable to Former Secured Creditors	2,383,607	2,383,607

TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383.607)

TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2009, 2008, & 2007
(UNAUDITED)

	12/31/09	12/31/08	12/31/07

Revenue
Royalty Revenue	0	0	0
Other Revenue	0	0	0

TOTAL REVENUE	0	0	0

Costs and Expenses:
Bank Charges	0	0	0
Commissions	0	0	0
Filing Fee for 10-K	0	0	0
Operating Expense (Reporting)	0	0	0
Reporting Reserve	0	0	0
Professional Fees	0	0	0
Supplies	0	0	0
Taxes	0	0	0

TOTAL COSTS AND EXPENSES	0	0	0

Net Income (Loss)	0	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2009, 2008, & 2007
(UNAUDITED)

	12/31/09	12/31/08	12/31/07

Net Cash From Operating Activities	$0	0	0
Net Cash Used By Investing Activities.	0	0	0
Net Cash From Financing Activities	0	0	0
Net Increase In Cash	0	0
Cash At Begining of Period	0	0	0
Cash At End Of Period	0	0	0

TASA  PRODUCTS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2009, 2008 & 2007
(UNAUDITED)

	12/31/09	12/31/08	12/31/07

Contributions by Partners	0	0	0

Capital Withdrawals	0	0	0

Syndication Costs	0	0	0

Accumulated Surplus (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

Net Income (Loss)	0	0	0

Partners' Capital (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

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

Research and development was completed and sales of products began.  For admission to the Partnership, an investor was assigned to a group (one group is associated with each phase), based on the timing of receipt of the contribution.  Sale of all of the 4,100 limited partnership units was completed in 1981. The units of the Partnership are non-assessable.

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