Form 10-Q
period 2010-03-31
TASA PRODUCTS LTD
filed 2010-05-05
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 0-9773

TASA PRODUCTS LIMITED
(Exact name of registrant as specified in its charter

Washington	91-1121874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14508 SE 51st, Bellevue, WA 98006
(Address and zip code of principal executive offices)

(425) 746-6761
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

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

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occured. In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners, the amount will be $30,000. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs. As a result of this new arrangement, no royalties accrued in this fiscal period.

linc Technology had planned to make a distribution the the partnership in late 2008 and again in late 2009. The accrual and distribution at the end of 2009, the the effects of the ressesion again prevented that from happening. It is hoped the the accrual and distribution can take place in late 2010.

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 3-31-10.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings: None

Item 2:	Changes In Securities: None

Item 3:	Defaults Upon Senior Securities: None

Item 4:	Submission Of Matters To A Vote Of Security Holders: None

Item 5:	Other Information: None

Item 6:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) Documents filed as part of this Report: Unaudited financial statement.

b) Reports on Form 8-K: None.

Item 9:	Disagreements on Accounting and Financial Disclosure Matters

TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
March 31, 2010
(UNAUDITED)

ASSETS
Cash	$0
Royalties Receivable	0
TOTAL CURRENT ASSETS	$0

Intangible Assets Less Amortization	0
Receivable from Affiliates Less Allowance	0
TOTAL ASSETS	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0
Taxes Payable	0
TOTAL CURRENT LIABILITIES	0

Payable to Affiliates	2,383,607
TOTAL LIABILITIES	2,383,607

Partners' Capital	(2,383,607)
TOTAL LIABILITIES
AND PARTNER'S EQUITY	0

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
March 31, 2010
(UNAUDITED)

Royalty Revenue	$0

Expenses	0

Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
March 31, 2010
(UNAUDITED)

Net Cash Provided By Operating Activities	$0

Net Cash Distribution to Partners	0

Net Cash Distribution to Creditors	0

Net Cash Used By Investing Activities	0

Net Cash Provided By Financing Activities	0

Net Increase In Cash	$0

Cash At Beginning Of Period	$0

Cash At End Of Period	$0

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASA PRODUCTS LIMITED (Registrant)

5/7/10	/s/ Michel E. Maes, Co-General Partner
(Date)	(Signature)

5/7/10	/s/ James Steffey, Co-General Partner
(Date)	(Signature)