Form 10-Q
period 2010-06-30
TASA PRODUCTS LTD
filed 2010-08-06
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 000-09773

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
June 30, 2010
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
June 30, 2010
(UNAUDITED)

Royalty Revenue	$0

Expenses	0

Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
June 30, 2010
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

TASA PRODUCTS LIMITED (Registrant)

8-5-10	/s/ Michel E. Maes, Co-General Partner
(Date)	(Signature)