Form 10-Q
period 2010-09-30
TASA PRODUCTS LTD
filed 2010-11-08
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

LINC Technology had planned to make a distribution the the partnerships in late 2008 and again in late 2009. The accrual and distribution at the end of 2009, the the effects of the ressesion again prevented that from happening. It is hoped the the accrual and distribution can take place in late 2010.

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

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 9-30-10.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
September 30, 2010
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
September 30, 2010
(UNAUDITED)

Royalty Revenue	$0

Expenses	0

Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
September 30, 2010
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

TASA PRODUCTS LIMITED (Registrant)

10-27-10	/s/ Michel E. Maes, Co-General Partner
(Date)	(Signature)