Form 10-K
period 2010-12-31
TASA PRODUCTS LTD
filed 2011-03-22
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended: December 31, 2010

Commission File Number: 0-09773

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
Yes  [  ]   No  [X]

Voluntary filer status
Yes  [  ]   No  [X]

Well-known seasoned issuer status
Yes  [  ]   No  [X]

Accelerated status
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

(b) There are 588 Limited partners as of December 31, 2010.

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

Item 6: Selected Financial Data

TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock.  A summary of financial activity for 2010 is a follows:

Royalty Revenues	0
Other Revenues	0
Loss from Continuing Operations (Reporting Expenses)	0
Net Income per Partnership Unit	0

Total Assets	0
Long Term Obligations	2,383,607

Royalty Payments to Partners per Unit	0

Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

The partnership owns the proprietary rights to certain products which are licensed to LINC Technology Corporation as described more fully below.  The partnership conducts no operations itself and its revenues will be solely from royalty income.  Under the terms of a new license now in effect, total sales of $506,293 (cumulative over five years) were subject to royalties in 1999.  A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999.  In accordance with the sharing arrangement described below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999.  Tax, Securities and Exchange Commission, and Partnership Reporting expenses  were not charged to the partnership in 1999  The partnership made a distribution of $10,906  total to the limited partners in March 2000.  A total of $1,212 was paid to two former secured creditors of the partnership in March 2000.  No new royalties were paid in the years 2001 through 2010 and the partnership had no income nor loss for 2010.

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

The license entered into between the partnerships and LINC calls for a royalty building to 5% of gross sales to be paid to each partnership on sales, if any, of its own products (compared to the prior formula with CRC which ranged from 10% down to 6%).  Royalties are paid on amounts actually collected by LINC from sales of partnership products and calculated and accrued in the following quarterly accounting period.  The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter.  The royalty is  divided between partnerships in the case of joint ownership of product rights.  TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM.  In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses.  Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected.  At that point, a lump sum royalty payment of $15,000.00 will be paid to the partnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership.  After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occurred, after which a second lump sum of $15,000.00 is due, and so forth.   LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense.  Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty is paid.  Filings of 1065 and K-1 forms were done in March 2000 for year 1999.  Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts.  No 1065 and K-1 filings were required or done in 2010.

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occurred.  In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks.  Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00.  In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received.  The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners.  As a result, a smaller percentage of the royalty would go to tax form and check preparation costs. Accounting information in early 2008 indicated that the $600,000 point had been reached so Linc Technology would pay out the appropriate amount near the end of 2008 and send checks and IRS k-1 forms in early 2009. However, the world-wide recession had a severe impact on Linc Technology starting in mid 2008 and has involved layoffs and salary cuts. That remained the case through 2010. As a result in the decline of business, Linc Technology was not able to make the royalty payment so no distribution was made to the Limited Partners and no IRS K-1s were issued.  It is hoped that the royalty payment can be made in late 2011, but there can be no assurance of that.

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

In 2010, a total of $23,521 of the partnerships’ products were sold by   Data-Linc Group.  This compares with $27,145 in 2009, $20,444 in 2008,   78,644 in 2007,  $93,189 in 2006 $68,638 in 2005, $62,363 in 2004, $89,475 in 2003, $60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $679,993.

Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphasis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future.  Sales of partnership products for calendar 2011 can not be predicted but are expected to remain modest.  LINC has experienced some reduction in business from 2002 through 2009 due to increased competition but expects some improvement in 2011.  Data-Linc  has modest working capital and does not do significant advertising.  LINC relies on Distributors to generate most of its sales leads.  Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

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

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure. The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2010 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Partnership's internal    control over financial reporting was effective.

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

Michel E. Maes, age 73, graduated from the University of Washington in Physics in 1959.  He subsequently did post-graduate work in various phases of physics.  He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971.  Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC.  Mr. Maes is a founder and was president of LINC Technology Corporation until December 2008.  He is no longer President or on the Board of Directors of LINC Technology Corporation.

James R. Steffey, age 74, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics.  He was Director of International Operations at Explosives Corporation of America from 1969 to 1972.  From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm.  He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC.  Mr. Steffey is now President of LINC Technology Corporation.  Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

PART IV

Item 14:

a)	Documents filed as part of this Annual Report: Unaudited financial statements, filed in accordance with Reg. 210.3-11 of Regulation S-X.

b)	Reports on Form 8-K: None

Exhibits

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: TASA PRODUCTS LIMITED

Date: 3-20-11	By:	/s/ Michel E. Maes
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-20-11	By:	/s/ James R. Steffey
General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act. No annual reports or proxy materials have been or will be sent to security holders.

TASA PRODUCTS LIMITED
BALANCE SHEET
DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	12/31/10	12/31/09

ASSETS

Current Assets:
Cash	$0	$0
Royalties Receivable	0	0

TOTAL CURRENT ASSETS	$0	$0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0

TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable	$0	$0
Taxes Payable	0	0
Reporting Reserve	0	0

TOTAL CURRENT LIABILITIES	0	0

Payable to Former Secured Creditors	2,383,607	2,383,607

TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383,607)

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING DECEMBER 31, 2010, 2009, & 2008
(UNAUDITED)

	12/31/10	12/31/09	12/31/08

Revenue	$0	$0	$0
Royalty Revenue	0	0	0
Other Revenue

TOTAL REVENUE	0	0	0

Costs and Expenses:
Commissions	0	0	0
Supplies	0	0	0
Taxes	0	0	0

TOTAL COSTS AND EXPENSES	0	0	0

Net Income (Loss)	0	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2010, 2009, & 2008
(UNAUDITED)

	12/31/10	12/31/09	12/31/08

Net Cash From Operating Activities	$0	$0	$0
Net Cash Used By Investing Activities.	0	0	0
Net Cash From Financing Activities	0	0	0
Net Increase In Cash	0	0	0
Cash At Begining of Period	0	0	0
Cash At End Of Period	0	0	0

The accompanying notes are an integral part of the financial statements

TASA  PRODUCTS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2010, 2009 & 2008
(UNAUDITED)

	12/31/10	12/31/09	12/31/08

Contributions by Partners	$0	$0	$0
Capital Withdrawals	0	0	0
Syndication Costs	0	0	0
Accumulated Surplus (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)
Net Income (Loss)	0	0	0
Partners' Capital (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

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