Form 10-Q
period 2011-03-31
TASA PRODUCTS LTD
filed 2011-05-09
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

See Appendix A

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The partnership originally licensed the manufacturing and sale of its products to Communications Research Corporation, (CRC) a subsidiary of Energy Sciences Corporation, (ESC). ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets, primarily amounts owed to ESC, including amounts owed by the partnership, and the rights to produce electronic products at CRC, were repossessed by the sole secured creditor of ESC, Mr. Thomas Murphy. A new company was formed in September 1988, called LINC Technology Corporation. The company ownership was restructured in 2005 and is now owned by Messrs. Maes and Steffey in the amount of 41% each; the balance of 18% ownership is held by Mr. Murphy's heirs, Mr. Nichols, a founder, and by outside investors. Mr. Nichols resigned from LINC in August 1991, but remains a stockholder. LINC has been initially privately financed with $49,000 of cash to pursue a variety of opportunities in data communications. LINC believes that a market remains for some of the partnerships' products. Emphasis is on LCM and DOVE. A license has been entered into between the partnership and LINC, similar in terms to that which existed with CRC, with the exception that in return for elimination of most of the debt owed by the partnerships to ESC (and now, therefore, Mr.Murphy's heirs) and in recognition of the need to attract more capital for LINC, the royalty to be paid the partnership is set at 5% of gross sales, (compared to the prior formula, ranging from 10% down to 6%). The new royalty is divided between the partnership and four other partnerships in the case of joint ownership of rights, such as the case with DOVE, for example. All royalties were deferred for three years from September 1988 in order to allow LINC to build its working capital.

In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the partnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occured, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s will have to be filed or issued until the royalty is paid. Royalties of $12,118 were paid to the Partnership in December 1999 and a total disbursement of $10,906 was made to the limited partners in February 2000. $1,212 was paid to historical creditors of the partnership. The general partners did not receive any payments from the partnership.

As described above, in 1995, the General Partners put in place an arrangement under which royalties would not be payable to the partnerships and profit would not accrue until a total of $300,000 in sales had occured. In 2003, as the amount of sales was approaching $300,000 again, the General Partners reviewed the costs associated with preparing the partnership tax returns (Form 1065) and the preparation and mailing of both the K-1s and distribution checks. Based on our experience in 2000, the General Partners estimated the cost to be approximately $5000.00. In addition, the General Partners heard from many Limited Partners that the trouble involved in providing the tax information to their accountants was not worth the money that they received. The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000 instead of $15,000 to be divided among all individual limited partners, the amount will be $30,000. As a result, a smaller percentage of the royalty would go to tax form, check preparation, mailing costs. As a result of this new arrangement, no royalties were paid in this fiscal period.

LINC Technology had planned to make a distribution to the partnerships in late 2008. The effects of the current recession have thus far prevented that from happening. It is hoped that the payment and distribution can take place in late 2011.

Only a small portion of LINC Technology Corporation's sales were for products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

LINC filed a registration statement with the State of Washington, under the ULOR provision, for sale of up to $450,000 worth of its common stock, which became effective May 9, 1989. No stock was sold under the offering and it was withdrawn on May 10, 1990. Thus far LINC has supported its growth from its own cash flow.

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 3-31-11.

Item 4:	Controls and Procedures

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

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings: None

Item 2:	Unregistered Sales of Equity Securities and use of Proceeds: None

Item 3:	Defaults Upon Senior Securities: None

Item 5:	Other Information: None

Item 6:	Exhibits;

a) Documents filed as part of this Report: Unaudited financial statement.

b) Reports on Form 8-K: None.

Exhibits

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X.

Appendix A

TASA PRODUCTS LIMITED
BALANCE SHEET
March 31 2011
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
March 31 2011
(UNAUDITED)

Royalty Revenue	$0

Expenses	0

Net Income (Loss)	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
March 31 2011
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

TASA PRODUCTS LIMITED (Registrant)

5-5-11	/s/ Michel E. Maes, Co-General Partner
(Date)	(Signature)