Form 10-Q
period 2011-06-30
TASA PRODUCTS LTD
filed 2011-08-11
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes [   ]    No [X]

TASA PRODUCTS LIMITED
BALANCE SHEET
June 30, 2011
(UNAUDITED)

	June 30, 2011	June 30, 2010
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	$0	$0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	$0	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Creditors (Non-Recourse)	2,383,607	2,383,607
TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383,607)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
June 30, 2011
(UNAUDITED)

	June 30, 2011	June 30, 2010

Royalty Revenue	$0	$0

Expenses	0	0

Net Income (Loss)	$0	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
June 30, 2011
(UNAUDITED)

	June 30, 2011	June 30, 2010

Net Cash Provided By Operating Activities	$0	$0

Net Cash Distribution to Partners	0	0

Net Cash Distribution to Creditors	0	0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	0	0

Cash At Beginning Of Period	0	0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The partnership conducts no operations. It developed and owns the rights to certain electronics products and licenses the manufacturing and sales as described below. It recognizes income only when royalties are actually paid over to the partership by the lincensee.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings: None

Item 2:	Unregistered Sales of Equity Securities and use of Proceeds: None

Item 3:	Defaults Upon Senior Securities: None

Item 5:	Other Information: None

Item 6:	Exhibits;

a) Documents filed as part of this Report: Unaudited financial statement.

b) Reports on Form 8-K: None.

TASA has no independent auditors at present, in accordance with Rule 3-11 of Regulation S-X

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

TASA PRODUCTS LIMITED (Registrant)

7-29-11	/s/ Michel E. Maes, Co-General Partner
(Date)	(Signature)