Form 10-Q
period 2012-09-30
TASA PRODUCTS LTD
filed 2012-11-06
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [   ]    No [X]

TASA PRODUCTS LIMITED
BALANCE SHEET
Sept. 30, 2012
(UNAUDITED)

	Sept. 30, 2012	Sept. 30, 2011
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	$0	$0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	$0	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Creditors (Non-Recourse)	2,383,607	2,383,607
TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383,607)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
Sept. 30, 2012
(UNAUDITED)

	Sept. 30, 2012	Sept. 30, 2011

Royalty Revenue	$0	$0

Expenses	0	0

Net Income (Loss)	$0	$0

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
Sept. 30, 2012
(UNAUDITED)

	Sept. 30, 2012	Sept. 30, 2011

Net Cash Provided By Operating Activities	$0	$0

Net Cash Distribution to Partners	0	0

Net Cash Distribution to Creditors	0	0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	0	0

Cash At Beginning Of Period	0	0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

LINC Technology had planned to make a distribution to the partnerships in late 2008. The effects of the current recession have thus far prevented that from happening. It is still not known if the payment and distribution can take place in late 2012.

Only a small portion of LINC Technology Corporation's sales were for products which the Partnership licenses to LINC Technology Corporation. Accounting of the amount of sales on products subject to partnership royalty will not be done until the end of the calender year.

LINC Technology Corporation's address is 3535 Factoria Blvd. S.E., Bellevue, WA 98006 and telephone 425-882-2206. Modest sales of the partnership's products continue to be made but are still irregular quarter to quarter. The company concentrates on industrial data communications. There can be no guarantee that LINC will be successful, or that sufficient sales of the partnership's products will result so that any significant royalties will be paid to the partnership. No royalties or expenses were accrued by or paid to the partnership in the quarter ending 9-30-2012.

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

TASA PRODUCTS LIMITED (Registrant)

11-5-12	/s/ Michel E. Maes, Co-General Partner
(Date)	(Signature)

11-5-12	/s/ James R. Steffey, Co-General Partner
(Date)	(Signature)