Form 10-K
period 2013-12-31
TASA PRODUCTS LTD
filed 2014-03-20
CIK 318346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended: December 31, 2013

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

Item 4: Reserved

Item 5: Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

(a) here is no market for the Securities of the Registrant. The Registrant’s Partnership Units are not traded and are transferred only by inheritance at no cost.

(b) There are 588 Limited partners as of December 31, 2013.

(c) There are 588 Limited partners as of December 31, 2013. (c) The partnership does not pay dividends. Royalties, based on a percentage of gross sales of the partnership products, if any, made by a licensee of the partnership's products are to be distributed to the partners, less reserves and payments for partnership operating, maintenance and reporting expenses as determined by the General Partners. Under terms of the present license agreement in place, royalties were owed on amounts collected by the licensee on sales made after September 1991 to be accrued and paid in the following accounting quarter starting with the first quarter of 1992. This arrangement was subsequently modified as described in Item 7 below.

Item 6: Selected Financial Data

TASA Products Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2013 is a follows:

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

Under the terms of a new license now in effect, total sales of $506,293 (cumulative over five years) were subject to royalties in 1999. A total royalty payment was made by Linc Technology Corporation to four electronics partnerships that share ownership in certain electronics products in the amount of $25,315 in December 1999. In accordance with the sharing arrangement described below (third paragraph down), a royalty of $12,118 was paid to the partnership which is income for 1999. Tax, Securities and Exchange Commission, and Partnership Reporting expenses were not charged to the partnership in 1999 The partnership made a distribution of $10,906 total to the limited partners in March 2000. A total of $1,212 was paid to two former secured creditors of the partnership in March 2000. No new royalties were paid in the years 2001 through 2013 and the partnership had no income nor loss for 2013.

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

The details of the royalty arrangement are as follows: Initial royalties of 1% are payable on collected invoices for sales starting in September 1990, followed by 2% in September 1991 and 5% per year starting in September 1992 and thereafter. The royalty is divided between partnerships in the case of joint ownership of product rights. TASA receives 45% of the 5% royalty from sales of DOVE (MDL500) and 90% of the 5% from sales of LCM. In 1995, a new royalty agreement was put into effect in order to reduce administrative expenses. Under the new plan, no royalties will accrue to the partnership until a total of $300,000.00 of sales on products licensed to LINC Technology Corporation have been generated and collected. At that point, a lump sum royalty payment of $15,000.00 will be paid to the partnership group of TASA Products Limited (the Partnership), Energy Sciences Limited Partnership, Telemetric Controls Limited Partnership, and Communications Link Limited Partnership. After such payment, again no royalty will accrue or be owed until another $300,000.00 in sales has occurred, after which a second lump sum of $15,000.00 is due, and so forth. LINC Technology Corporation will be responsible for periodic mailings to the partnership at its expense. Based on IRS regulations, no partnership 1065 tax returns and K-1s have to be filed or issued until the royalty is paid. Filings of 1065 and K-1 forms were done in March 2000 for year 1999. Filings of 1065 and K-1 forms were done again in March 2001 for year 2000 for information purposes to show the changes in capital accounts. No 1065 and K-1 filings were required or done in 2013.

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

The General Partners therefore increased the level of sales required before a royalty payment is due from $300,000 to $600,000, which would result in a royalty payment totaling $30,000, instead of $15,000 to be divided among all individual limited partners. As a result, a smaller percentage of the royalty would go to tax form and check preparation costs. Accounting information in early 2008 indicated that the $600,000 point had been reached so Linc Technology would pay out the appropriate amount near the end of 2008 and send checks and IRS k-1 forms in early 2009. However, the world-wide recession had a severe impact on Linc Technology starting in mid 2008 and has involved layoffs and salary cuts. That remained the case through 2013. As a result in the decline of business, Linc Technology was not able to make the royalty payment so no distribution was made to the Limited Partners and no IRS K-1s were issued. It is now hoped that the royalty payment can be made in late 2014, but there can be no assurance of that.

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

In 2013, a total of $11,261 of the partnerships’ products were sold by LINC Technology Corporation. This compares with $24,711 in 2012, $18,937 in 2011, $23,521 in 2010, $27,145 in 2009, $20,444 in 2008, $78,644 in 2007, $93,189 in 2006 $68,638 in 2005, $62,363 in 2004,

$89,475 in 2003, $60,965 for 2002, $111,551 for 2001 and $64,502 for 2000. The cumulative total is now $723,641. Such sales represent only a small portion of the sales for LINC Technology Corporation, which now manufactures and sells a broad range of industrial modems, with emphasis on wireless modems.

Since 1991, new product development work was been undertaken at Linc and other affiliates, including independent R&D efforts by the general partners personally, which created some products that interface with and complement the products owned by the partnership and could enhance sales of the partnership's products in the future. Sales of partnership products for calendar 2014 can not be predicted but are expected to remain modest. LINC has experienced some reduction in business from 2002 through 2013 due to increased competition but expects some improvement in 2014. LINC has modest working capital and does not do significant advertising. LINC relies on Distributors to generate most of its sales leads. Production is self funded through inventory turnover. LINC's major marketing focus remains on industrial data communications.

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2013 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective.

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

Michel E. Maes, age 76, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the

Board at ESC. Mr. Maes is a founder and was president of LINC Technology Corporation until December 2008. He is no longer President or on the Board of Directors of LINC Technology Corporation.

James R. Steffey, age 77, is a graduate of the University of Washington in Physics, with post-graduate study in plasma physics. He was Director of International Operations at Explosives Corporation of America from 1969 to 1972. From 1972 to 1973 he was a consultant with Stevens and Company, an investment counseling firm. He joined ESC in 1973 and until December 5, 1986, was President and a Director of ESC. Mr. Steffey is now President of LINC Technology Corporation. Mr. Steffey was not closely involved with the technical aspects of the Partnership's activities.

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

Item 14: Exhibits, Financial Statement Sch edules, and Reports on Form 8-K

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

Registrant: TASA PRODUCTS LIMITED

Date: 3-15-14	By:	/s/ Michel E. Maes
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-15-14	By:	/s/ James R. Steffey
General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

TASA PRODUCTS LIMITED
BALANCE SHEET
DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	12/31/13	12/31/12

ASSETS

Current Assets:
Cash	$0	$0
Royalties Receivable	0	0

TOTAL CURRENT ASSETS	$0	$0

Intangible Assets Less Amortization	0	0
Receivable from Affiliates Less Allowance	0	0

TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts Payable	$0	$0
Taxes Payable	0	0
Reporting Reserve	0	0

TOTAL CURRENT LIABILITIES	0	0

Payable to Former Secured Creditors	2,383,607	2,383,607

TOTAL LIABILITIES	2,383,607	2,383,607

Partners' Capital	(2,383,607)	(2,383,607)

TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2013, 2012, & 2011
(UNAUDITED)

	12/31/13	12/31/12	12/31/11

Revenue
Royalty Revenue	$0	$0	$0
Other Revenue	0	0	0

TOTAL REVENUE	0	0	0

Costs and Expenses:
Commissions	0	0	0
Supplies	0	0	0
Taxes	0	0	0

TOTAL COSTS AND EXPENSES	0	0	0

Net Income (Loss)	0	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2013, 2012, & 2011
(UNAUDITED)

	12/31/13	12/31/12	12/31/11

Net Cash From Operating Activities	$0	$0	$0
Net Cash Used By Investing Activities.	0	0	0
Net Cash From Financing Activities	0	0	0
Net Increase In Cash	0	0	0
Cash At Begining of Period	0	0	0
Cash At End Of Period	0	0	0

The accompanying notes are an integral part of the financial statements

TASA PRODUCTS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2013, 2012 & 2011
(UNAUDITED)

	12/31/13	12/31/12	12/31/11

Contributions by Partners	$0	$0	$0
Capital Withdrawals	0	0	0
Syndication Costs	0	0	0
Accumulated Surplus (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)
Net Income (Loss)	0	0	0
Partners' Capital (Deficit)	(2,383,607)	(2,383,607)	(2,383,607)

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